Form 10-Q
period 1996-03-31
SGV BANCORP INC
filed 1996-05-14
CIK 940511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF TH
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------   -------------------------

                        Commission File Number 0-25664

                              SGV BANCORP, INC.
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

DELAWARE                                                    95-4524789
- - -------------------------------------------------------------------------------
(State or other jurisdiction of          (I. R. S. Employer Identification No.)
incorporation or organization)


225 NORTH BARRANCA STREET, WEST COVINA, CALIFORNIA                    91791
- - -------------------------------------------------------------------------------
(Address of principal executive offices)

                                (818) 859-4200
- - -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
- - -------------------------------------------------------------------------------
(Former  name,  former  address and former  fiscal year,  if changed  since last report)

      Indicate by check mark whether the registrant (1) has filed all reports require to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                x  Yes         No
                                                        ---         ---

                       APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,727,656 shares of common stock, par value $0.01 per share, were outstanding as of May 9, 1996.

                              SGV BANCORP, INC.
                                  FORM 10-Q
                                    INDEX


PART I      FINANCIAL INFORMATION                                       PAGE
                                                                        ----
Item 1      Consolidated Statements of Financial Condition:
            March 31, 1996 and June 30, 1995...............................1

            Consolidated Statements of Operations:
            For the Nine Months Ended March 31, 1996 and 1995 and for the
            Three Months Ended March 31, 1996 and 1995 ....................2

            Consolidated Statements of Cash Flows:
            For the Nine Months Ended March 31, 1996 and 1995..............3

            Notes to Consolidated Financial Statements.....................5

Item 2      Management's Discussion and Analysis of
            Results of Operations and Financial Condition..................9

PART II     OTHER INFORMATION

Item 1      Legal Proceedings..............................................19

Item 2      Changes in Securities..........................................19

Item 3      Defaults Upon Senior Securities................................19

Item 4      Submission of Matters to a Vote of Security Holders............19

Item 5      Other Information..............................................19

Item 6      Exhibits and Reports on Form 8-K...............................20

SIGNATURES.................................................................21


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)
- - -----------------------------------------------------------------------------------------
                                                                       March 31,         June 30,
                                                                         1996             1995
                                                                         ----             ----
ASSETS:
 Cash and cash equivalents, including short-term bank
  obligations of $5,575 at March 31, 1996 and $18,850
  at June 30, 1995                                                     $9,238          $23,387
 Investment securities available for sale, amortized cost of
  $10,000 at March 31, 1996 and $1,000 at June 30, 1995                 9,940            1,000
 Investment securities held to maturity, estimated fair
  value of $3,190 June 30, 1995                                             -            3,200
 Mortgage-backed securities available for sale, amortized
  cost of $18,151 at March 31, 1996 and $3,674 at June 30, 1995        17,999            3,614
 Mortgage-backed securities held to maturity, estimated fair
  value of $23,552 at March 31, 1996 and $15,667 at June 30, 1995      23,782           15,735
 Loans receivable held for sale                                         1,626
 Loans receivable held for investment, net of allowance for
  estimated loan losses of $802 at March 31, 1996 and $792
  at June 30, 1995                                                    258,303          217,399
 Accrued interest receivable                                            2,584            2,054
 Stock of Federal Home Loan Bank of San Francisco, at cost              3,706            2,865
 Real estate acquired through foreclosure, net                          2,184              822
 Premises and equipment, net                                            3,063            2,868
 Excess servicing fees receivable                                          22               34
 Prepaid expenses and other assets, net                                   617              418
                                                                 --------------   --------------
     Total assets                                                    $333,064         $273,396
                                                                 ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES:
 Deposit accounts                                                    $223,148         $204,264
 Federal Home Loan Bank advances                                       74,115           33,447
 Accrued expenses and other liabilities                                 3,220            2,679
                                                                --------------   --------------
     Total liabilities                                                300,483          240,390

 STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 2,000,000 shares authorized;
  none issued
 Common stock, $.01 par value; 10,000,000 shares authorized;               27               27
  2,727,656 issued
 Additional paid-in capital                                            20,680           20,666
 Retained earnings, substantially restricted                           14,183           13,876
 Net unrealized loss on investment securities and mortgage-backed
  securities available for sale, net of taxes                            (125)             (35)
 Deferred stock compensation                                           (2,184)          (1,528)
                                                                --------------   --------------
     Total stockholders' equity                                        32,581           33,006
                                                                --------------   --------------
     Total liabilities and stockholders' equity                      $333,064         $273,396
                                                                ==============   ==============


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)(UNAUDITED)

- - --------------------------------------------------------------------------------------
                                         FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                             ENDED MARCH 31,            ENDED MARCH 31,
                                           1996          1995         1996           1995
                                        ------------------------   --------------------------
INTEREST INCOME:
  Interest on loans                        $4,425        $3,949       $12,828        $11,554
  Interest on investment securities           211            65           394            250
  Interest on mortgage-backed securities      546           340         1,458          1,047
  Other                                       137           132           536            320
                                        ----------    ----------   -----------   ------------
      Total interest income                 5,319         4,486        15,216         13,171
                                        ----------    ----------   -----------   ------------


INTEREST EXPENSE:
  Interest on deposit accounts              2,495         2,115         7,391          5,846
  Interest on borrowings                      829           674         2,105          1,996
                                        ----------    ----------   -----------   ------------
      Total interest expense                3,324         2,789         9,496          7,842
                                        ----------    ----------   -----------   ------------


Net interest income before provision
  for estimated loan losses                 1,995         1,697         5,720          5,329
PROVISION FOR ESTIMATED LOAN LOSSES           144           126           319            360
                                        ----------    ----------   -----------   ------------
Net interest income after provision for
  estimated loan losses                     1,851         1,571         5,401          4,969



OTHER INCOME (EXPENSE):
  Loan servicing and other fees               112           110           325            334
  Secondary marketing activity, net           (4)          (18)          (21)           (56)
  Gain (loss) on sale or redemption of
   securities available for sale, net          30                          29           (78)
  Other income                                105           108           350            354
  Net loss on real estate acquired through
   foreclosure                               (211)          (56)         (308)          (170)
                                        ----------    ----------   -----------   ------------
      Total other income                       32           144           375            384
                                        ----------    ----------   -----------   ------------


GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation and other employee expenses    935           763         2,735          2,578
  Office occupancy                            196           207           598            669
  Equipment                                   187           184           555            553
  Advertising                                  38            21            80            100
  FDIC insurance premiums                     116           115           352            343
  Other operating expenses                    399           289           928            838
                                        ----------    ----------   -----------   ------------
   Total general and administrative
    expenses                                1,871         1,579         5,248          5,081
                                        ----------    ----------   -----------   ------------


EARNINGS BEFORE INCOME TAXES                   12           136           528            272
INCOME TAXES                                    6            56           222            114
                                        ----------    ----------   -----------   ------------
     NET EARNINGS                              $6           $80          $306           $158
                                        ==========    ==========   ===========   ============
EARNINGS PER SHARE                          $0.01         N/A           $0.12         N/A
                                        ==========    ==========   ===========   ============

Weighted Average Shares Outstanding
(000's)                                     2,475                       2,521
                                        ==========                 ===========



SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)
- - -----------------------------------------------------------------------------------------
                                                             FOR THE NINE MONTHS
                                                               ENDED MARCH 31,


                                                           1996                1995
                                                      -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                           $      306              $  158
 Adjustments to reconcile net earnings to net
  cash used in operating activities:
   Depreciation and amortization                               280                 328
   Loans originated for sale                                (8,921)               (160)
   Proceeds from sale of loans                               8,937                 163
   Gain on sale of loans, net                                 (16)                  (3)
   Loss on sale or redemption of investment securities
    available for sale, net                                   (33)                  78
   Federal Home Loan Bank stock dividend                     (110)                (114)
   Increase in prepaid expenses and other assets             (200)                (288)
   Amortization of deferred loan fees                         (59)                 (65)
   Deferred loan origination costs                           (131)                (141)
   Increase (decrease) in accrued expenses and other
    liabilities                                               347               (1,324)
   Provision for estimated loan losses                        319                  360
   Provision for estimated real estate losses                 239                  103
   Premium amortization, net                                  150                  129
   Increase in accrued interest receivable                   (529)                 (69)
   Amortization of excess servicing fees receivable            10                   10
   Other, net                                                 236                 (278)
                                                      --------------      ---------------
    Net cash provided by (used in) operating activities       825               (1,113)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment securities available for sale       (27,650)              (1,000)
 Proceeds from sale and redemption of investment securities
  available for sale                                         18,683                4,895
 Proceeds from sale and redemption of investment
 securities held to maturity                                  3,200
 Purchase of mortgage-backed securities available for sale  (11,914)
 Purchase of mortgage-backed securities held to maturity    (15,936)
 Principal repayments on mortgage-backed securities           5,176                3,584
 Loans funded, net                                          (13,130)             (25,306)
 Loans purchased, net                                       (48,297)
 Principal repayments on loans                               17,008               14,973
 Purchase of FHLB Stock                                        (730)
 Proceeds from sale of real estate                              312                  473
 Purchase of premises and equipment                            (479)                (182)
 Other, net                                                       4                  (27)
                                                      --------------      ---------------
    Net cash used in investing activities                   (73,753)              (2,590)



SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)
- - -----------------------------------------------------------------------------------------
                                                             FOR THE NINE MONTHS
                                                               ENDED MARCH 31,


                                                           1996                1995
                                                      -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in certificate accounts                   $    20,635             $  13,303
 Net decrease in passbook , money market savings
   NOW and noninterest-bearing accounts                      (1,749)               (9,291)
 Proceeds from Federal Home Loan Bank advances               42,000                24,000
 Repayment of Federal Home Loan Bank advances                (1,332)              (22,249)
 Purchase of shares for stock compensation plans               (775)
                                                      --------------      ---------------
    Net cash provided by financing activities                58,779                 5,763

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (14,149)                2,060

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               23,387                 6,817
                                                      --------------      ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $     9,238             $   8,817
                                                      ==============      ===============


SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest                                                $     9,471             $  7,858
Income taxes, net                                               284                  479

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Real estate acquired through foreclosure                      2,305                  464
Transfer of mortgage-backed securities from held to
  maturity to available for sale classification               4,775
Loans to facilitate sales of real estate acquired through
  foreclosure                                                   319                   85
Change in net unrealized loss on investment securities and
  mortgage-backed securities available for sale, net of taxes   (90)                  24


                       SGV BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996
                                 (UNAUDITED)

1.     Basis of Presentation:
       ---------------------

      SGV Bancorp, Inc. (SGV) is a savings and loan holding company incorporated in the state of Delaware that was organized for the purpose of acquiring all of the capital stock of First Federal Savings and Loan Association of San Gabriel Valley (the Association) upon its conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association. On June 28, 1995, SGV completed its sale of 2,727,656 shares of its common stock through subscription and community offerings to the Association's depositors, the Employee Stock Ownership Plan and the public and used approximately 60% of the net proceeds from such sales to purchase all of the Association's common stock issued in the Association's conversion to stock form. Such business combination was accounted for at historical cost in a manner similar to a pooling of interests.

      SGV engages only in limited business operations primarily involving investments in federal agency securities and mortgage-backed securities, and as a result, substantially all of the net earnings and performance figures herein reflect the results of the Association.

      The Association is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in mortgage loans secured by one-to-four family residences. To a lesser extent, the Association invests in multi-family residential mortgages, commercial real estate, land and other loans. As of March 31, 1996, the Association operated six branch offices located in the San Gabriel Valley.

      The consolidated financial statements include the accounts of SGV Bancorp, Inc. and its wholly-owned subsidiary, First Federal Savings and Loan Association of San Gabriel Valley and its wholly-owned subsidiary, First Covina Service Company, which is substantially inactive (collectively, the Company). All material intercompany balances and transactions have been eliminated in consolidation.

   The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring adjustments necessary for a fair presentation have been included. The results of operations for the three-month and the nine-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

      These consolidated financial statements and the information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" should be read in conjunction with the audited consolidated financial statements and notes thereto of SGV Bancorp, Inc. for the year ended June 30, 1995 included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

2.    Earnings Per Share
      ------------------

      Earnings per share for the three months and nine months ended March 31, 1996 are based on the weighted average common shares outstanding of 2,727,656 as adjusted for weighted average unallocated shares under the ESOP plan and the stock compensation plan. The weighted average number of shares unallocated under the ESOP for the three months and nine months ended March 31, 1996 were 172,752 and 179,571, respectively, in accordance with SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans." In regards to the stock compensation plan, the weighted average number of shares reducing shares outstanding for earnings per share for the three months and nine months ended March 31, 1996 were 81,829 and 27,059 shares, respectively.

      Earnings per share information is not presented for periods prior to the Association's conversion to stock form, as the Association was a mutual savings and loan association and no stock was outstanding.

3.    Accounting Principles
      ---------------------

      In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114, as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 indicates that a creditor should evaluate the collectibility of both contractual interest and contractual principal when assessing the need for a loss accrual. SFAS No. 114, as amended by SFAS No. 118, was adopted by the Company as of July 1, 1995; there was no impact upon adoption.

     The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. The Company applies the measurement provisions of SFAS No. 114 to all loans in its portfolio with the exception of one- to four-family residential mortgage loans and consumer lines of credit which are evaluated on a collective basis. Also, loans which have delays in payments of less than 4 months are not necessarily considered impaired unless other factors apply to the loans. The accrual of interest income on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered permanent, a charge-off is recorded; where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan. At March 31, 1996, the Company had classified $1.6 million of its loans as impaired with no specific reserves set aside as of March 31, 1996 as determined in accordance with SFAS No. 114. In addition, the Company has $850,000 in loans which are collectively evaluated for impairment with no specific reserves set aside as of March 31, 1996. The average recorded investment in impaired loans, inclusive of those evaluated collectively, during the nine months ended March 31, 1996, was $2.5 million.

      In November 1995, the FASB issued a "Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities:
Questions and Answers" (the "Guide"). The Guide allows for a one time reassessment of the classification of securities and, in connection with such a reassessment, permits the reclassification of securities from the held-to-maturity classification to the available-for-sale classification as of a single date no later than December 31, 1995, without calling into question management's intent to hold to maturity the remaining securities classified as held-to-maturity. On December 31, 1995, the Company transferred $4.8 million of securities from held-to-maturity to the available-for-sale classification to provide for greater liquidity and flexibility. The transfer resulted in an unrealized loss of $36,000, net of tax, which is included in the unrealized gains/losses on available-for-sale securities set forth as a separate component of stockholders' equity.

      The FASB has issued Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (SFAS No. 122). This statement amends certain provisions of SFAS No. 65 to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. The statement requires that if the Company sell or securitizes loans and retains the mortgage servicing rights, the Company should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values of the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights), the entire cost of acquiring the loans should be allocated to the mortgage loans. This statement is to be applied prospectively for fiscal years beginning after December 15, 1995. The adoption of this statement is not expected to have a material impact on the results of operations or the financial position of the Company.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) which will be effective for the Company beginning January 1, 1996. SFAS
                                       7

No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

4.    Use of Estimates in the Preparation of Financial Statements
      -----------------------------------------------------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5.    Approved Stock Compensation Plans
      ---------------------------------

      At the Company's Annual Meeting of Shareholders on January 17, 1996, the shareholders approved the SGV Bancorp, Inc. 1995 Master Stock Option Plan, the First Federal Savings and Loan Association of San Gabriel Valley 1995 Master Stock Compensation Plan and the First Federal Savings and Loan Association of San Gabriel Valley 1995 Directors' Deferred Fee Stock Unit Plan (the Plans). The Master Stock Option Plan authorizes the granting of 272,765 shares to its outside directors, officers and employees. The Association contributed funds to the Master Stock Compensation Plan trust to purchase 81,829 shares of Common Stock through purchases in the open market. The Master Stock Compensation Plan is reflected as deferred compensation representing a reduction in stockholders' equity in the consolidated statements of financial condition as of March 31, 1996. These Plans became effective as of the date of approval.

Item 2.  Management's  Discussion  and  Analysis  of Results of  Operations  and
         ----------------------------------------------------------------------
         Financial Condition
         -------------------

     This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K, which focuses upon relevant matters occurring during the year ended June 30, 1995. Accordingly, the ensuing discussion focuses upon the material matters at and for the nine months and three months ended March 31, 1996.

GENERAL
- - -------

      The principal business of the Company is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Company engages in secondary marketing activities and invests in multi-family, commercial real estate, construction, land and consumer loans. Loan sales come from loans held in the Company's portfolio designated as being held for sale or originated during the period and being so designated. The Company retains virtually all the servicing rights of loans sold. The Company's revenues are derived principally from interest on its mortgage loans, and to a lessor extent, interest and dividends on its investment and mortgage-backed securities and income from loan servicing. The Company's primary sources of funds are deposits, principal and interest payments on loans, advances from the FHLB and, to lessor extent, proceeds from the sale of loans.

RESULTS OF OPERATIONS
- - ---------------------

      The Company recorded net earnings of $6,000 for the three months ended March 31, 1996 compared to net earnings of $80,000 for the same period in fiscal 1995. The decline in net earnings for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995 was due primarily to the increase in the net loss on real estate operations and to the increase in general and administrative expenses. For the nine months ended March 31, 1996, net earnings were $306,000 compared to $158,000 for the nine months ended March 31, 1995. For the three months ended March 31, 1996 and for the nine months ended March 31, 1996, the net earnings per share were $.01 and $.12, respectively. The earnings per share for the comparable periods in the prior year were not applicable as the Association did not convert to stock form until June 1995. A discussion of the specific components of net earnings is set forth below.

Net Interest Income
- - -------------------

     Net interest income before the provision for estimated loan losses was $2.0 million for the three months ended March 31, 1996 and $1.7 million for the same period ended March 31, 1995. The net interest income before the provision for estimated loan losses for the nine months ended March 31, 1996 was $5.7 million and $5.3 million for the nine months ended March 31, 1995.

Interest Income
- - ---------------

      Total interest income for the three months ended March 31, 1996 was $5.3 million, an increase of $0.8 million from the comparable period a year ago. The increase in interest income was primarily related to the $43.9 million increase in the average balance of interest-earning assets to $294.4 million for the three months ended March 31, 1996 from $250.5 million for the same period a year ago. The average balance of loans receivable outstanding increased to $237.8 million for the three months ended March 31, 1996 from $217.3 million for the same period a year ago due primarily to the purchase of $32.7 million in adjustable rate one-to four-family mortgage loans at the end of March 1996. The interest income on mortgage-backed securities increased to $546,000 for the three months ended March 31, 1996 from $340,000 from the three months ended March 31, 1995, primarily as a result of the increase in average balances outstanding. The yield on total interest-earning assets was 7.23% for the three months ended March 31, 1996 compared to 7.16% for the comparable period a year ago.

      Total interest income for the nine months ended March 31, 1996 was $15.2 million, an increase of $2.0 million from $13.2 million in interest income for the nine months ended March 31, 1995. The increase in interest income was primarily due to the $13.9 increase in the average balance of loans receivable outstanding to $227.6 million for the nine months ended March 31, 1996 from $213.7 million for the same period a year ago. The increase in interest income was also due to a 30 basis point increase in the average yield of the average loans receivable to 7.51% for the nine months ended March 31, 1996 from 7.21% for the nine months ended March 31, 1995. Interest income on mortgage-backed securities increased to $1.5 million for the nine months ended March 31, 1996 compared to $1.0 million for the comparable period a year ago. This increase was due primarily to the increase in the average balance of mortgage-backed securities to $30.6 million for the nine months ended March 31, 1996 from $21.6 million for the nine months ended March 31, 1995.

Interest Expense
- - ----------------

      Total interest expense for the three months ended March 31, 1996 was $3.3 million, an increase of $0.5 million from the three months ended March 31, 1995. The increase in interest expense was primarily due to the increase in the average balance of interest-bearing liabilities to $267.7 million for the three months ended March 31, 1996 from $243.6 million for the three months ended March 31, 1995. The increase in average interest-bearing liabilities was comprised of the $9.2 million increase in average savings accounts and $14.8 million in average borrowings from the FHLB. The increase in FHLB borrowings was related to the purchase of loans and mortgage-backed securities. The increase in interest expense was also due to the 39 basis point increase in the average cost of interest-bearing liabilities to 4.97% for the three months ended March 31, 1996 from 4.58% for the same period a year ago. The increase in the average cost of interest-bearing liabilities was due to the increase in market interest rates during the period and due to the increase in borrowings from the FHLB, which have a higher average cost than the association's deposits.

     Total interest expense for the nine months ended March 31, 1996 was $9.5 million, an increase of $1.7 million from the comparable period ended March 31, 1995. The increase in interest expense was primarily due to the 74 basis point increase in the average cost of interest-bearing liabilities to 5.07% for the nine months ended March 31, 1996 from 4.33% for the same period a year ago. The increase in the average cost of interest-bearing liabilities was due to the increase in market interest rates during the period. Contributing to the increase in interest expense was the increase in average interest-bearing liabilities to $249.6 million for the nine months ended March 31, 1996 from $241.6 million for the nine months ended March 31, 1995.

Analysis of Net Interest Income
- - -------------------------------

      The following table sets forth average interest rates on the Company's interest-earning assets and interest-bearing liabilities for the three and nine month periods ended March 31, 1996 and March 31, 1995 (dollars are in thousands and average balances are based on month-end amounts):

                                                  Three Months Ended March  31,           Nine months Ended  March 31,
                                                  -----------------------------           ----------------------------
                                                    1996              1995                    1996             1995
                                                    ----              ----                    ----             ----
                                                 Average  Yield   Average  Yield         Average  Yield   Average   Yield
                                                 Balance   Rate   Balance   Rate         Balance   Rate   Balance    Rate
                                                 --------------   --------------         --------------   ---------------
ASSETS:
 Interest-earning assets:
  Loans receivable                              $237,848  7.44%  $217,297  7.27%         $227,630  7.51%   $213,774  7.21%
  Mortgage-backed securities                      35,121  6.22     20,433  6.66            30,588  6.36      21,599  6.46
  Investment securities and other                 21,473  6.48     12,781  6.17            20,229  6.13      13,528  5.62
                                                --------         --------                --------          --------
     Total interest-earning assets               294,412  7.23%   250,511  7.16%          278,447  7.29%    248,901  7.06%
Non-interest earning assets                       11,316            9,193                   8,768             9,241
                                                --------         --------                --------          --------
     Total assets                               $305,728         $259,704                $287,215          $258,142
                                                ========         ========                ========          ========

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
  Savings accounts                              $212,163  4.70%  $202,961  4.58%         $206,140  4.78%   $201,493  3.87%
  Borrowings                                      55,508  5.97     40,649  6.63            37,443  6.46      40,087  5.62
                                                --------         --------                --------          --------
      Total interest-bearing liabilities         267,671  4.97%   243,610  4.58%          249,596  5.07%    241,580  4.33%
Non-interest-bearing liabilities                   4,875            2,388                   4,443             2,857
Stockholders' equity                              33,182           13,706                  33,176            13,705  5.62
                                                --------         --------                --------          --------
      Total liabilities and equity              $305,728         $259,704                $287,215          $258,142  5.62
                                                ========         ========                ========          ========

Net interest rate spread                                  2.26%            2.58%                   2.22%             2.73%
Net interest margin                                       2.71%            2.71%                   2.74%             2.85%
Ratio of interest-earning assets
 to interest-bearing liabilities                 109.99%          102.83%                 111.56%            103.03%


      The Company's average net interest margin was unchanged at 2.71% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.
The net interest spread declined to 2.26% for the three months ended March 31, 1996 from 2.58% for the comparable period a year ago. The net interest margin for the nine months ended March 31, 1996 declined by 11 basis points to 2.74% from 2.85% for the comparable period a year ago. The decrease in the Company's net interest margin and net interest spread were primarily the result of interest-bearing liabilities repricing upward more quickly than the interest-earning assets due to higher market interest rates paid on the Association's deposits and the increase in the amount of borrowings from the FHLB. Also, the interest-earning assets repriced more slowly than the interest-bearing liabilities primarily due to the majority of mortgage loans having adjustable rates indexed to the Eleventh District Cost of Funds, a lagging index.

      The average yield on loans receivable increased to 7.44% for the three months ended March 31, 1996 from 7.27% for the comparable period ended March 31, 1995. For the nine months ended March 31, 1996, the average yield on loans receivable increased to 7.51% from 7.21% for the comparable period a year ago. The increase in yield was primarily the result of the effect of changes in the lagging index on the Company's adjustable rate mortgage loan portfolio. The Company's average investment in mortgage-backed securities increased approximately $14.7 million to $35.1 million for the three months ended March 31, 1996 from $20.4 million for the comparable period a year ago. For the nine months ended March 31, 1996, the average investment in mortgage-backed securities increased to $30.6 million from $21.6 million. The yield on mortgage-backed securities for the nine month period ended March 31, 1996 decreased slightly to 6.36% from 6.46% for the comparable period a year ago.

      The majority of the Company's savings accounts are relatively short term (less than two years) and therefore the average cost of deposits adjusts relatively rapidly to market rates. The average cost of savings accounts increased by 53 basis points to 4.70% for the three months ended March 31, 1996 from 4.17% for the comparable period a year ago. For the nine months ended March 31, 1996, the average cost of savings accounts increased to 4.78% from 3.87% for the nine months ended March 31, 1995.

Provision for Estimated Loan Losses
- - -----------------------------------

      The provision for estimated loan losses for the three months ended March 31, 1996 was $144,000 compared with $126,000 for the three months ended March 31, 1995. For the nine months ended March 31, 1996, the provision for estimated loan losses was $319,000 compared with $360,000 for the nine months ended March 31, 1995. The increase in the provision for estimated loan losses for the three months ended March 31, 1996 was due primarily to an increase in the losses related to fair value adjustments for the loans foreclosed on during the quarter. The higher than expected provision for loan losses for the nine months ended March 31, 1996 was due to the continuing weak local real estate market and decline in real estate values. See "Financial Condition."

Other Income (Expense)
- - ----------------------

      Other income for the three months ended March 31, 1996 was only $32,000 as compared to $144,000 for the three months ended March 31, 1995. The decline in other income was primarily the result of the increase in the net loss from real estate operations to $211,000 for the three months ended March 31, 1996 versus $56,000 for the comparable period a year ago. The increase in the net loss from real estate operations was due primarily to the subsequent fair value adjustments on real estate owned as a result of further declines in local real estate market conditions. Other income totaled $375,000 for the nine months ended March 31, 1996 compared to $384,000 for the nine months ended March 31, 1995. The decline in other income was primarily the result of the increase in the net loss on real estate operations.

General and Administrative Expenses
- - -----------------------------------

      For the three months ended March 31, 1996, general and administrative expenses increased by $292,000 to $1.9 million compared to $1.6 million for the three months ended March 31, 1995. The increase was due to the $172,000 increase in compensation costs following the conversion of the association to a stock form and the non-recurrence of an $86,000 reversal of accrued compensation expenses related to a bonus plan in the quarter ended March 31, 1995. The increase in other operating expenses of $110,000 in the three months ended March 31, 1996 as compared to the quarter ended March 31, 1995 includes approximately $40,000 in costs related to the review of the $32.7 million loan purchase completed at the end of March 1995. The general and administrative expenses increased by $167,000 to $5.2 million for the nine months ended March 31, 1996 from $5.1 million for the nine months ended March 31, 1995. The increase for the nine month period ended March 31, 1996 was due to the increase in compensation expense and other operating expenses mentioned above.

Income Taxes
- - ------------

      The income tax expense for the Company for the three months ended March 31, 1996 was $6,000, a $74,000 decrease compared to $80,000 for the three months ended March 31, 1995. The decrease in taxes for the three months ended March 31, 1996 was due entirely to the reduction in earnings before taxes. For the nine months ended March 31, 1996, the income tax expense was $222,000, an increase of $108,000 from the nine months ended March 31, 1995. The effective tax rate for the nine months ended March 31, 1996 and March 31, 1995 was approximately 42.0% and 41.9%, respectively.

FINANCIAL CONDITION
- - -------------------

     The Company's total assets were $333.1 million at March 31, 1996, an increase of $59.7 million from the $273.4 million in total assets at June 30, 1995. The Company increased its loans receivable outstanding by $42.5 million to $259.9 million at March 31, 1996 as compared to $217.4 million at June 30, 1995. The increase in loans receivable outstanding was primarily the result of purchases of adjustable rate loans totaling $48.3 million during the nine months ending March 31, 1996. The loans purchased are single-family residential mortgages, secured by properties located in Southern California, and have adjustable rates which are indexed to the 11th District Cost of Funds with repricing frequencies within one year. The Company increased its investment in mortgage-backed securities by $22.4 million to $41.8 million at March 31, 1996 from $19.4 million at June 30, 1995. The increase in loans receivable outstanding and mortgage-backed securities was funded by the $18.9 million increase in deposit accounts, the $14.1 million decrease in cash and short-term bank obligations and the increase of $40.7 million in FHLB borrowings over the same period.

      During the nine months ended March 31, 1996, the Company originated $22.1 million in loans, representing a $3.2 million decrease from the $25.3 million in loans originated in the nine month period ended March 31, 1995. As stated above, the Company's growth in its loans receivable outstanding was the result of the purchase of $48.3 million in residential mortgage loans. The net result was an increase in loans receivable outstanding of $42.5 million for the nine months ended March 31, 1996. The Company also sold $8.9 million in mortgage loans to the secondary market during the nine months ended March 31, 1996 as compared to $163,000 for the same period a year ago.

      The Company's non-performing assets totaled $4.6 million at March 31, 1996 compared to $2.7 million at June 30, 1995. The increase in non-performing assets, which primarily consist of $2.4 million in loans on non-accrual and $2.2 million in real estate owned (primarily one-to four-family properties), is due to continued weakness in the economic conditions in the Company's local area, which has adversely affected both the ability of some borrowers to service their loans and the value of the underlying properties. During the three months ended March 31, 1996, the Company foreclosed on four single-family residential loans which, in total, had $1.3 million in remaining principal balance. The Company's ratio of non-performing assets to total assets increased to 1.38% at March 31, 1996 from 1.00% at June 30, 1995. From March 31, 1996 through May 9, 1996, the Company had reduced its non-performing assets by $715,000 related to the sale of foreclosed properties. The following table sets forth the non-performing assets at March 31, 1996 and June 30, 1995:


                                          March 31, 1996     June 30, 1995
                                          --------------     -------------
                                              (dollars in thousands)

Non-accrual loans                               $2,407         $1,922
Real estate acquired through foreclosure         2,184            822
                                                ------         ------
      Non-performing assets                     $4,591         $2,744
                                                ------         ------
Non-performing assets as a percent of total
  assets                                          1.38%          1.00%

Non-performing loans as a percent of gross
  loans receivable                                0.93%          0.88%


     The Company adopted SFAS No. 114, as amended by SFAS No. 118 as of July 1, 1995 in regards to the accounting for impaired loans. As of the date of adoption, there was no impact to the Company. See Note 3 of Notes to Consolidated Financial Statements for a further discussion of the Company's adoption of SFAS No. 114. The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. The Company applies the measurement provisions of SFAS No. 114 to all loans in its portfolio with the exception of one- to four-family residential mortgage loans and consumer lines of credit which are evaluated on a collective basis for impairment. Also, loans which have delays in payments of less than 4 months are not necessarily considered impaired unless other factors apply to the loans. The accrual of interest income on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered permanent, a charge-off is recorded; where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan. At March 31, 1996, the Company had classified $1.6 million of its loans as impaired with no specific reserves set aside as of March 31, 1996 as determined in accordance with SFAS No. 114. In addition, the Company has $850,000 in loans which are collectively evaluated for impairment with no specific reserves set aside as of March 31, 1996. The average recorded investment in impaired loans, inclusive of those evaluated collectively, during the nine months ended March 31, 1996, was $2.5 million.

      The Company, in consideration of the current economic environment and the diversity of the loan portfolio, maintained the allowance for estimated loan losses at March 31, 1996 at $802,000. The allowance for estimated loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The Company's non-performing loans are primarily made up of one-to four-family residential mortgage loans. The following table sets forth the activity in the Company's allowance for estimated loan losses for the nine months ended March 31, 1996:


                                            Activity for the nine months ended
                                                      March 31, 1996
                                                      --------------

      Balance at June 30, 1995                           $792,000
      Add:
            Provision for estimated loan losses           319,000
            Recoveries of previous charge-offs              1,000
      Less:
            Charge-offs                                   310,000
                                                         --------
      Balance at March 31, 1996                          $802,000
                                                         ========


      The Company's total liabilities increased to $300.4 million at March 31, 1996 from $240.4 million at June 30, 1995. Total deposit accounts increased $18.9 million to $223.1 million at March 31, 1996 from $204.3 million at June 30, 1995. The Company also increased its Federal Home Loan Bank (FHLB) advances during the nine months ended March 31, 1996 to $74.1 million at March 31, 1996 from $33.4 million at June 30, 1995. The increase in FHLB advances were primarily used to aid in funding the loan and mortgage-backed security purchases during the nine months ended March 31, 1996 and to assist in lengthening the average life of the total liabilities of the Company. The Company utilizes FHLB advances as part of its asset and liability management strategy.

      The Company's stockholders' equity decreased from $33.0 million at June 30, 1995 to $32.6 million at March 31, 1996 primarily as a result of the increase in the deduction from stockholders' equity attributable to deferred compensation.

MANAGEMENT OF INTEREST RATE RISK
- - --------------------------------

      The Company's profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. To manage its interest rate risk, the Company has utilized the following strategies : (i) emphasizing the origination and/or purchase of adjustable-rate one- to four-family mortgage loans for portfolio; (ii) selling to the secondary market substantially all fixed-rate mortgage loans originated; (iii) holding primarily short-term mortgage-backed and investment securities; and (iv) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits and utilizing FHLB advances.

LIQUIDITY
- - ---------

      The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances and increases in deposits and, to a lesser extent, proceeds from the sale of loans and investments. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The Association, by regulation, must maintain its liquidity ratio at no less than 5.0% of deposits and short-term borrowings. Liquidity represents cash and certain investments which are not committed or pledged to specific liabilities. The Association's average liquidity ratio for March 31, 1996 and March 31, 1995 was 10.13% and 6.06%, respectively.


COMMITMENTS AND CONTINGENT LIABILITIES
- - --------------------------------------

     At March 31, 1996, there were no material changes to the Company's commitments or contingent liabilities from the period ended June 30, 1995 as discussed in the Company's notes to the consolidated financial statements reflected in the audited consolidated financial statements of SGV Bancorp, Inc., for the year ended June 30, 1995 included in the Annual Report on Form 10-K for the year ended June 30, 1995. At March 31, 1996, the Company had outstanding loan commitments of $2.5 million as compared to $1.1 million at June 30, 1995.

REGULATORY CAPITAL
- - ------------------

      The Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio. The core capital requirement has been effectively increased to 4% because the prompt corrective action legislation provides that institutions with less than 4% core capital will be deemed "undercapitalized". In addition, the OTS, under the prompt corrective action regulation can impose various constraints on institutions depending on their level of capitalization ranging from well-capitalized to critically undercapitalized. At March 31, 1996, the Association was considered "well-capitalized".

     The Association was in compliance with the capital requirements in effect as of March 31, 1996. The following table reflects the required ratios and the actual capital ratios of the Association at March 31, 1996:


                                                                Capital
                                                                -------
                           Actual     Required   Excess   Actual     Required
                           Capital     Capital   Amount   Percent     Percent
                           -------    -------   ------   -------     -------
                                  (dollars in thousands)
Tangible                   $25,056    $ 4,950  $20,106    7.59%      1.50%

Core                       $25,056    $ 9,901  $15,155    7.59%      3.00%

Risk-based                 $25,858    $12,737  $13,121   16.24%      8.00%



PENDING LEGISLATION
- - -------------------

      Legislative initiatives regarding the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"), deposit insurance premiums, FICO bond interest payments, the merger of SAIF and the Bank Insurance Fund ("BIF"), financial industry regulatory structure, bad debt recapture and revision of thrift and bank charters are still pending before Congress. Management cannot predict the ultimate impact any final legislation or regulatory actions may have on the operations of the Company. Without passage of legislation addressing the FDIC insurance premium disparity, the Company, like other thrifts, will continue to pay deposit insurance premiums significantly higher than banks. As long as such premium differential continues, it may have adverse consequences on the Company's earnings and the Company may be placed at a substantial competitive disadvantage to commercial banking organizations insured by the BIF.

PART II. OTHER INFORMATION


Item 1.     Legal Proceedings

      The Company is involved as plaintiff or defendant in various legal actions incident to its business, none of which is believed by management to be material to the financial condition of the Company.

Item 2.     Changes in Securities
            ---------------------
            None.

Item 3.     Defaults in Securities
            ----------------------
            None.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

      The Company held its Annual Meeting of Shareholders on January 17, 1996. At the Annual Meeting, the shareholders elected Irven G. Reynolds and Benjamin
S. Wong to three year terms. Directors Barrett G. Andersen, Royce A. Stutzman, John D. Randall and Thomas A. Patronite have terms of office that continued after the Annual Meeting. The shareholders also approved the SGV Bancorp, Inc. 1995 Stock Option Plan, the First Federal Savings and Loan Association of San Gabriel Valley 1995 Master Stock Compensation Plan, the First Federal Savings and Loan Association of San Gabriel Valley 1995 Directors' Deferred Fee Stock Unit Plan and ratified the appointment of Deloitte & Touche, LLP as independent auditors of the Company for the year ending June 30, 1996.

      The vote on each matter was as follows.

1.    For Directors
                                                         BROKER
                                 FOR      WITHHELD      NON-VOTES
      Irven G. Reynolds        2,619,048   29,625          --
      Benjamin S. Wong         2,614,923   33,750          --

2.    Other Matters
                                                                         BROKER
                                     FOR       AGAINST       ABSTAIN   NON-VOTES
Approval of SGV Bancorp, Inc.
1995 Master Stock Option Plan      1,640,815   253,772       14,140      739,946

Approval of First Federal Savings
and Loan Association of San Gabriel
Valley 1995 Master Stock
Compensation Plan                  1,538,190    251,156      115,841     743,486

                                                                        BROKER
                                      FOR       AGAINST     ABSTAIN    NON-VOTES
Approval of First Federal Savings
and Loan Association of San Gabriel
Valley 1995 Directors' Deferred
Fee Stock Unit Plan                2,130,327   385,150      13,266       119,930

Ratification of the appointment of
Deloitte & Touche, LLP as
independent auditors for the
Company                            2,569,702    72,873       4,850         1,248


Item 5.     Other Information
            -----------------
            None.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

      (a)   The following exhibits are filed as part of this report:

        3.1 Certificate of Incorporation of SGV Bancorp, Inc. *
        3.2 Bylaws of SGV Bancorp, Inc. *
       11.0 Computation of per share earnings (filed herewith).
       27.0 Financial data schedule (filed herewith).
      (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

- - -------------------
* Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on March 6, 1995, Registration No. 33-90018.

                                  SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SGV BANCORP, INC.




May 14, 1996                        /s/  Barrett G. Andersen
- - --------------                      -------------------------
    Date                                 Barrett G. Andersen
                                         President and Chief Executive Officer



May 14, 1996                        /s/ Ronald A. Ott
- - ------------                        --------------------
    Date                                Ronald A. Ott
                                        Executive Vice President
                                          Chief Financial Officer and Treasurer