Form 10-K
period 1996-06-30
SGV BANCORP INC
filed 1996-09-30
CIK 940511

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 1996

                         Commission File No.: 0-25664

                               SGV BANCORP, INC.
            (exact name of registrant as specified in its charter)

                DELAWARE                              95-4524789
     (State or other jurisdiction of          (I.R.S. Employer I.D. No.)
     incorporation or organization)

           225 NORTH BARRANCA STREET, WEST COVINA, CALIFORNIA 91791
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (818) 859-4200
       Securities registered pursuant to Section 12(b) of the Act:  NONE
          Securities registered pursuant to Section 12(g) of the Act:


                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                               (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes     X      No __________.
                                                   --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $24,779,000, based upon the last sales price as quoted on The Nasdaq Stock Market for September 20, 1996.

     The number of shares of Common Stock outstanding as of September 20, 1996:
2,591,276.

                                     INDEX

                                                                   PAGE
                                    PART I
Item 1.    Description of Business............................    1
Item 2.    Properties.........................................   34
Item 3.    Legal Proceedings..................................   35
Item 4.    Submission of Matters to a Vote of Security Holders   35

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters................................   35
Item 6.    Selected Financial Data............................   36
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................   38
Item 8.    Financial Statements and Supplementary Data........   49
Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.............   91

                                   PART III

Item 10.    Directors and Executive Officers of the
            Registrant........................................   91
Item 11.    Executive Compensation............................   91
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management....................................   91
Item 13.    Certain Relationships and Related Transactions....   91

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K...............................   91

Signatures....................................................   93

                                    PART I

Item 1.  Description of Business.

General

     SGV Bancorp, Inc. (the "Company") completed its initial public offering of common stock on June 28, 1995, in connection with the conversion of First Federal Savings and Loan Association of San Gabriel Valley (the "Association") from the mutual to stock form of ownership. The Company utilized approximately 50% of the net proceeds of the initial public offering to acquire all of the issued and outstanding stock of the Association. The Company is headquartered in West Covina, California and its principal business currently consists of the operations of its wholly-owned subsidiary, First Federal Savings and Loan Association of San Gabriel Valley. The Company's only significant assets, other than its investment in the capital stock of the Association and a loan to the Association's ESOP, are cash, investments and mortgage-backed securities. Operational activity of the Savings and Loan Association will hereafter be referred to as "Association", where applicable. The Company had no operations prior to June 28, 1995, and accordingly, the results of operations prior to such date reflect only those of the Association and its subsidiary. The Company, as a savings and loan holding company, and the Association are subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC").

     The principal business of the Association is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Association engages in secondary market activities and invests in multi-family, commercial real estate, construction, land and consumer loans. Loan sales come from loans held in the Association's portfolio designated as being held for sale or originated during the period and being so designated. The Association retains virtually all the servicing rights of loans sold. The Association's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities and income from loan servicing. The Association's primary sources of funds are deposits, principal and interest payments on loans, advances from the Federal Home Loan Bank of San Francisco (the FHLB) and, to a lesser extent, proceeds from the sale of loans.

Market Area and Competition

     The Association conducts business from its administrative branch office located in West Covina, California and its five other offices located in Covina, Hacienda Heights, La Verne, City of Industry and Arcadia, all of which are located in the eastern part of the greater Los Angeles metropolitan area. The Association has been and continues to be a community-oriented savings institution which primarily originates one- to four-family residential mortgage loans within its primary market area. The Association's deposit gathering is concentrated in the communities surrounding its offices in eastern Los Angeles county. The Association makes loans secured by deeds of trust in portions of eastern Los Angeles, western San Bernardino and Riverside and northern Orange counties.

     The Los Angeles metropolitan area is a highly competitive market. The Association faces significant competition both in making loans and in attracting deposits. The Association's share of deposits and loan originations in the Los Angeles metropolitan area amounts to less than one percent. The Association faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence and in some cases a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Association. The Association's competition for loans comes principally from commercial banks, savings and loan associations, mortgage banking companies, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. In addition, the Association faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

Lending Activities

     Loan Portfolio Composition. The Association's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At June 30, 1996, the Association had total loans outstanding of $258.1 million, of which $185.5 million were one- to four-family, owner-occupied residential mortgage loans, or 71.9% of the Association's total loans and $41.2 million were one- to four-family, non-owner occupied residential loans, or 16.0% of the Association's total loans. The remainder of the portfolio consists of $21.7 million of multi-family mortgage loans, or 8.4% of total loans; $9.3 million of commercial real estate loans, or 3.6% of total loans; and consumer loans of $440,000 or 0.2% of total loans. The Association had $723,000 in loans held for sale as of June 30, 1996. At that same date, 76.8% of the Association's mortgage loans had adjustable interest rates. Of the Association's adjustable-rate mortgage loans, 24.1% are indexed to the one-year Constant Maturity Treasury ("CMT") Index and 75.9% are indexed to the Cost of Funds Index ("COFI").

     The types of loans that the Association may originate are subject to federal and state law and regulations. Interest rates charged by the Association on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies.

     The following table sets forth the composition of the Association's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                           AT JUNE 30,
                           ---------------------------------------------------------------------------------------------------------

                                     1996                 1995                 1994                 1993                1992
                           ----------------------  -------------------- -------------------- ------------------- -------------------

                                        PERCENT              PERCENT              PERCENT              PERCENT             PERCENT
                              AMOUNT    OF TOTAL    AMOUNT   OF TOTAL    AMOUNT   OF TOTAL    AMOUNT   OF TOTAL   AMOUNT   OF TOTAL
                           ----------- ----------- -------- ----------- -------------------- --------- --------- -------- ----------
                                                                     (DOLLARS IN THOUSANDS)

REAL ESTATE AND OTHER:
One- to four-family........  $226,660      87.81%  $187,693     85.82%  $177,544     85.00%  $164,523    85.11%  $151,603    86.78%
Multi-family...............    21,690       8.40     20,431      9.34     20,215      9.68     16,612     8.59      9,788     5.60
Commercial.................     9,331       3.62      9,567      4.37      9,791      4.69     10,660     5.51     11,037     6.32
Construction and land......         -       0.00        415      0.19        665      0.32        667     0.35      1,085     0.62
Consumer...................       440       0.17        602      0.28        643      0.31        841     0.44      1,183     0.68
                             --------     ------   --------    ------   --------    ------   --------   ------   --------   ------
  Total loans..............   258,121     100.00%   218,708    100.00%   208,858    100.00%   193,303   100.00%   174,696   100.00%
                                          ======               ======               ======              ======              ======
LESS:
Undisbursed loan funds.....         -                     -                    -                   59                 318
Unamortized yield
 adjustments...............       (64)                   45                  101                   63                  42
Deferred loan fees.........       451                   472                  528                  551                 557
Allowance for estimated         1,058                   792                  562                  472                 556
 loan losses...............  --------              --------             --------             --------            --------
  Total loans, net.........   256,676               217,399              207,667              192,158             173,223
LESS:
Loans receivable held for
 sale:
  One- to four-family......       723                     -                    -                1,197               1,530
                             --------              --------             --------             --------            --------
  Loans receivable held      $255,953              $217,399             $207,667             $190,961            $171,693
   for investment..........  ========              ========             ========             ========            ========

     Loan Maturity. The following table shows the contractual maturity of the Association's gross loans at June 30, 1996. Loans that have adjustable rates are shown being due in the period during which the interest rates are next subject to change. The table does not include principal repayments. Principal repayments on total loans totalled $25.0 million for the year ended June 30, 1996 and $19.7 million and $41.6 million for the years ended June 30, 1995 and 1994, respectively.


                                                                  AT JUNE 30, 1996
                                      ----------------------------------------------------------------------

                                         ONE- TO                                                    TOTAL
                                          FOUR-      MULTI-               CONSTRUCTION              LOANS
                                          FAMILY     FAMILY   COMMERCIAL    AND LAND    CONSUMER  RECEIVABLE
                                      ------------ --------- ------------ ------------ --------- -----------
                                                                  (IN THOUSANDS)
AMOUNTS DUE:
One year or less........................ $  7,192    $   674      $1,728  $          - $     440    $ 10,034
After one year:
More than one year to three years.......   18,172      4,659       1,162             -         -      23,993
More than three years to five years.....    1,413      1,832         127             -         -       3,372
More than five years to 10 years........    2,434      2,467         124             -         -       5,025
More than 10 years to 20 years..........   16,194        418       1,659             -         -      18,271
More than 20 years......................  181,255     11,640       4,531             -         -     197,426
                                         --------    -------      ------  ------------  --------    --------

Total due after June 30, 1997...........  219,468     21,016       7,603             -         -     248,087
                                         --------    -------      ------  ------------  --------    --------

Total amount due........................  226,660     21,690       9,331             -       440     258,121
Less:
Unamortized yield adjustments...........      (64)         -           -             -         -         (64)
Deferred loan fees......................      279        143          29             -         -         451
Allowance for estimated loan losses.....      696        195         153             -        14       1,058
                                         --------    -------      ------  ------------  --------    --------
Total loans, net........................  225,749     21,352       9,149             -       426     256,676

Loans receivable held for sale..........     (723)         -           -             -         -        (723)
                                         --------    -------      ------  ------------  --------    --------

Loans receivable held for investment.... $225,026    $21,352      $9,149  $          -  $    426    $255,953
                                         ========    =======      ======  ============  ========    ========

     The following table sets forth at June 30, 1996, the dollar amount of gross loans receivable contractually due after June 30, 1997, and whether such loans have fixed interest rates or adjustable interest rates.


                                                    DUE AFTER JUNE 30, 1997
                                            ------------------------------------
                                                 FIXED    ADJUSTABLE    TOTAL
                                            ----------- ------------- ----------
                                                       (IN THOUSANDS)
Real estate loans:
   One- to four-family........................   $42,984    $176,484   $219,468
   Multi-family...............................     5,569      15,447     21,016
       Commercial real estate.................     1,479       6,124      7,603
       Construction and land..................         -           -          -
Consumer......................................         -           -          -
        Total loans receivable................   $50,032    $198,055   $248,087
                                                 =======    ========   ========

     Origination, Sale, Servicing and Purchase of Loans. The Association's mortgage lending activities are conducted primarily by commissioned loan representatives and through its six branch offices. The Association originates both adjustable-rate and fixed-rate mortgage loans. The Association's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. It is the general policy of the Association to sell substantially all of the fixed-rate mortgage loans that it originates. The Association also may sell the adjustable-rate mortgage loans that it originates. The Association utilizes forward commitments to hedge the risks associated with a change in interest rates between origination and sale of loans. The Association retains virtually all servicing of the loans sold. See "- Loan Servicing." The Association recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. At June 30, 1996 there were $723,000 in fixed rate mortgage loans categorized as held for sale. From time to time the Association has purchased loans originated by other institutions based upon the Association's investment needs and market opportunities. During the year ended June 30, 1996, the Association purchased $48.3 million of one-to four-family mortgage loans with adjustable interest rates indexed to COFI which are secured by properties located in Southern California. The loans were purchased in three transactions consummated during the quarter ended March 31, 1996.

     The following tables set forth the Association's loan originations, purchases, sales and principal repayments for the periods indicated:

                                         FOR THE YEARS ENDED JUNE 30,
                                      ---------------------------------
                                          1996       1995       1994
                                      ---------- ----------- ----------
                                                (IN THOUSANDS)
Gross loans(1):
Beginning balance...................     $218,191   $208,229   $192,630
 Loans originated:
     One- to four-family(2).........       31,110     29,062     77,205
     Multi-family...................        1,163      2,873      5,262
     Commercial.....................           70         98        737
     Construction and land..........            -          -        415
                                         --------   --------   --------
    Total loans originated..........       32,343     32,033     83,619
  Loans purchased...................       48,297          -      1,647
                                         --------   --------   --------
    Total...........................      298,831    240,262    277,896
Less:
  Principal repayments..............       25,029     19,730     41,611
  Sales of loans....................       13,183      1,382     26,151
  Transfer to REO...................        2,885        959      1,905
  Undisbursed loan funds............            -          -          -
                                         --------   --------   --------
Total loans.........................      257,734    218,191    208,229
  Loans held for sale...............          723          -          -
                                         --------   --------   --------
Ending balance, loans held               $257,011   $218,191   $208,229
  for investment....................     ========   ========   ========

(1) Gross loans includes loans receivable held for investment and loans held for sale, net of deferred loan fees, undisbursed loan funds and unamortized premiums and discounts.
(2)  Consumer loans originated are included in one- to four-family loans.

     One- to Four-Family Mortgage Lending. The Association offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences located in the Association's primary market area, with maturities up to forty years. Substantially all of such loans are secured by property located in the Association's primary market area. Loan originations are generally obtained from the Association's commissioned loan representatives and their contacts with the local real estate industry, existing or past customers, and members of the local communities.

     At June 30, 1996, the Association's total loans outstanding were $258.1 million, of which $226.7 million or 87.8% were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 22.1% were fixed-rate loans, and 77.9% were adjustable-rate mortgage loans. The Association's adjustable-rate mortgage loans are generally indexed to COFI and the CMT. The Association currently offers a number of adjustable-rate mortgage loan programs with interest rates which adjust monthly, semi-annually or annually. A portion of the Association's adjustable-rate mortgage loans have introductory terms of three or five years and at the end of such period will adjust either monthly or annually according to their terms. The Association's adjustable-rate mortgage loans generally provide for periodic and overall caps on the increase or decrease in interest rate at any adjustment date and over the life of the loan. At June 30, 1996, approximately $53.0 million or 26.7%, of the Association's one- to four-family adjustable-rate mortgage loans had interest rates that were between 200 to 400 basis points below their lifetime caps, with the remainder having interest rates that were more than 400 basis points below their lifetime caps. The Association currently has $42.1 million in mortgage loans that may be subject to negative amortization. The negative amortization is currently capped at up to 115% of the original loan amount. Negative amortization involves a greater risk to the Association because during a period of high interest rates the loan principal may increase above the amount originally advanced. However, the Association believes that the risk of default may be reduced by negative amortization caps, underwriting criteria and the stability provided by payment schedules.

     Of the Associations's one-to four-family mortgage loans, $41.2 million, or 18.2%, were secured by non-owner-occupied residences. Loans secured by non-owner-occupied properties are generally considered to involve a higher degree of credit risk than loans secured by owner-occupied properties because payment is generally dependent upon the property producing sufficient income to cover debt service and any operating expenses.

     The Association's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Mortgage loans originated by the Association generally include due-on-sale clauses which provide the Association with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Association's consent. Due-on-sale clauses are an important means of adjusting the rates on the Association's fixed-rate mortgage loan portfolio and the Association has generally exercised its rights under these clauses.

     Multi-Family Lending. The Association originates multifamily mortgage loans generally secured by five to thirty-six unit apartment buildings located in the Association's primary market area. As a result of uncertain market conditions in its primary market area, the Association currently originates multi-family loans on a limited and highly selective basis. In reaching its decision on whether to make a multi-family loan, the Association considers the qualifications of the borrower as well as the underlying property. Some of the factors to be considered are: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value. Pursuant to the Association's current underwriting policies, a multi-family adjustable-rate mortgage loan may only be made in an amount up to 75% of the appraised value of the underlying property to a maximum amount of $750,000. Subsequent declines in the real estate values in the Association's primary market area have resulted in some increase in the loan-to-value ratio on some mortgage loans. In addition, the Association generally requires a minimum debt service ratio of 115%.

Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans. The Association's multi-family loan portfolio at June 30, 1996, totaled $21.7 million.

     When evaluating the qualifications of the borrower for a multi-family loan, the Association considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Association's lending experience with the borrower. The Association's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Association generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. The Association's largest multi-family loan at June 30, 1996, had an outstanding balance of $1.2 million, was current at that date and is secured by a 22-unit apartment complex.

     Loans secured by apartment buildings and other multi-family residential properties are generally larger and involve a greater degree of risk than one-to four-family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Association seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt coverage ratio.

     Commercial Real Estate Lending. The Association originates commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings or retail facilities located in the Association's primary market area. The Association's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of 75% of the appraised value of the property, or at the Association's current loans-to-one borrower limit. These loans may be made with terms up to thirty years for adjustable-rate loans and are indexed to CMT or COFI. The Association's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Association considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Association has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 115%. The largest commercial real estate loan in the Association's portfolio at June 30, 1996, had an outstanding balance of $1.1 million, was current at that date and is secured by a mini-storage warehouse. At June 30, 1996, the Association's commercial real estate loan portfolio was $9.3 million or 3.6% of total loans. The Association currently originates commercial real estate loans on a limited and highly selective basis in its primary market area.

     Loans secured by commercial real estate properties, like multi-family loans, are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a great extent to adverse conditions in the real estate market or the economy. The Association seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property's income and debt service ratio.

     Construction and Land Lending. The Association has in the past originated loans for the acquisition and development of property to contractors and individuals in its primary market area. The Association's construction loans primarily have been made to finance the construction of one- to four-family, owner-occupied residential properties. These loans were primarily adjustable-rate loans with maturities of one year or less. The Association is not currently originating construction and land loans but may in the future depending on market conditions. At June 30, 1996, the Association had no construction or land loans outstanding.

     Construction and land financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Association may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

     Loan Servicing. The Association also services mortgage loans for others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. In the past the Association has recognized gains from excess servicing, which is the present value of any difference between the interest rate charged to the borrower and the interest rate paid to the purchaser after deducting a normal servicing fee, and is recognizable as an adjustment to the cash gain or loss. The excess servicing gain or loss is dependent on prepayment estimates and discount rate assumptions. The decline in loan demand being experienced by the Association has resulted in a substantial reduction in the ability of the Association to originate loans for sale in the secondary market. All of the loans currently being serviced for others are loans which have been sold by the Association. At June 30, 1996, the Association was servicing $97.8 million of loans for others.

     Delinquencies and Classified Assets. The Board of Directors performs a monthly review of all delinquent loans ninety days or more past due. In addition, management reviews on an ongoing basis all loans 15 or more days delinquent. The procedures taken by the Association with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Association takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Association generally sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. If the loan is still not brought current and it becomes necessary for the Association to take legal action, which typically occurs after a loan is delinquent at least 30 days or more, the Association will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.

     Federal regulations and the Association's Classification of Assets Policy require that the Association utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Association has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Association currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

     When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances, represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of the declines in local and regional real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the OTS and the FDIC. While the Association believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Association's loan portfolio, will not request the Association to materially increase at that time its allowance for loan losses, thereby negatively affecting the Association's financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

     The Association's Internal Asset Review Committee reviews and classifies the Association's assets monthly and reports the results of its review to the Board of Directors. The Association classifies assets in accordance with the management guidelines described above. Real Estate Owned ("REO") is classified as Substandard. At June 30, 1996, the Association had $1.4 million of assets classified as Special Mention, $6.0 million of assets classified as Substandard, $19,000 of assets classified as Doubtful with no assets classified as Loss. Loans classified as Special Mention are a result of past delinquencies or other identifiable weaknesses. At June 30, 1996, the largest loan classified as Special Mention had a loan balance of $630,000.

     The Association generally requires appraisals on an annual basis on foreclosed properties and, to the extent necessary, properties deemed to be in-substance foreclosures. The Association conducts external inspections on foreclosed properties and properties deemed in-substance foreclosures as deemed necessary.

     The following table sets forth delinquencies in the Association's loan portfolio as of the dates indicated:

                                              AT JUNE 30, 1996                                      AT JUNE 30, 1995
                               ------------------------------------------------- --------------------------------------------------
                                     60-89 DAYS             90 DAYS OR MORE              60-89 DAYS           90 DAYS OR  MORE
                               ---------------------- -------------------------- ------------------------ --------------------------
                                           PRINCIPAL                  PRINCIPAL                PRINCIPAL                 PRINCIPAL
                                 NUMBER     BALANCE     NUMBER         BALANCE     NUMBER       BALANCE     NUMBER        BALANCE
                                OF LOANS    OF LOANS   OF LOANS       OF LOANS    OF LOANS      OF LOANS   OF LOANS      OF LOANS
                               ---------- ----------- ----------   ------------- ---------   ------------ ----------  --------------
                                                                     (DOLLARS IN THOUSANDS)
One- to four-family............       2       $ 165         6           $  821         6          $ 895         8          $1,507
Multi-family...................       -           -         2              473         -              -         -               -
Commercial.....................       -           -         1              668         -              -         -               -
Construction and land..........       -           -         -                -         -              -         1             415
Consumer loans.................       -           -         -                -         -              -         -               -
                                   ----       -----      ----           ------      ----          -----      ----          ------
   Total.......................       2       $ 165         9           $1,962         6          $ 895         9          $1,922
                                   ====       =====      ====           ======      ====          =====      ====          ======
Delinquent loans to total          0.09%       0.06%     0.41%            0.76%     0.25%          0.41%     0.37%           0.88%
   gross loans.................

                                                                AT JUNE 30, 1994
                                          ----------------------------------------------------------
                                                   60-89 DAYS                  90 DAYS OR  MORE
                                          --------------------------  ------------------------------
                                                         PRINCIPAL     NUMBER      PRINCIPAL
                                                NUMBER    BALANCE        OF         BALANCE
                                              OF LOANS   OF LOANS       LOANS       OF LOANS
                                            ---------- -------------- ---------- -------------------
                                                             (DOLLARS IN THOUSANDS)
One- to four-family............                     2       $ 289        11           $1,115
Multi-family...................                     -           -         -                -
Commercial.....................                     -           -         -                -
Construction and land..........                     -           -         -                -
Consumer loans.................                     -           -         -                -
                                                 ----       -----      ----           ------
   Total.......................                     2       $ 289        11           $1,115
                                                 ====       =====      ====           ======
Delinquent loans to total
gross loans....................                  0.10%       0.14%     0.54%            0.54%

     Non-Accrual and Past-Due Loans. The following table sets forth information regarding non-accrual loans, troubled-debt restructurings and REO. There were 2 troubled-debt restructured loans within the meaning of SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, and 5 REO properties at June 30, 1996. It is the policy of the Association to cease accruing interest on loans 90 days or more past due. For the years ended June 30, 1996, 1995, 1994, 1993 and 1992, respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $118,000, $126,000, $54,000, $75,000 and $141,000, none of which was recognized. For the same periods, the amount of interest income recognized on troubled debt restructurings was $58,000, $55,000, $16,000, $0 and $0, respectively.

                                                            AT JUNE 30,
                                          -----------------------------------------------
                                            1996      1995      1994      1993      1992
                                          --------  --------  -------   --------  -------

Non-accrual loans:
Residential real estate:
     One- to four-family................   $  821    $1,507    $1,115    $1,011    $  896
     Multi-family.......................      473         -         -       454         -
  Construction and land.................        -       415         -         -     1,483
  Commercial............................      668         -         -         -         -
                                           ------    ------    ------    ------    ------
     Total..............................    1,962     1,922     1,115     1,465     2,379
REO, net(3).............................    1,489       822     1,005       719       279
                                           ------    ------    ------    ------    ------
     Total non-performing assets........   $3,451    $2,744    $2,120    $2,184    $2,658
                                           ======    ======    ======    ======    ======
Restructured loans......................   $1,130    $1,545    $  470    $    -    $    -
                                           ======    ======    ======    ======    ======
Allowance for estimated loan losses as a
percent of gross loans receivable(1)....     0.41%     0.36%     0.27%     0.25%     0.32%
Allowance for estimated loan losses as
  a percent of total non-performing
  loans(2)..............................    53.92%    41.21%    50.40%    32.22%    23.37%
Non-performing loans as a percent of
  gross loans receivable(1)(2)..........     0.76%     0.88%     0.54%     0.76%     1.37%
Non-performing assets as a percent of
  total Company assets(2)...............     1.03%     1.00%     0.83%     0.87%     1.05%

(1) Gross loans includes loans receivable held for investment and loans receivable held for sale, less undisbursed loan funds, deferred loan fees and unamortized premiums and discounts.
(2) Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of non-accrual loans.
(3)  REO balances are shown net of related loss allowances.

     Allowance for Estimated Loan Losses. The allowance for estimated loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for estimated loan losses. Such agencies may require the Association to make additional provisions for estimated loan losses based upon judgments different from those of management. As of June 30, 1996, the Association's allowance for estimated loan losses was 0.41% of gross loans as compared to 0.36% as of June 30, 1995. The Association had non-accrual loans of $2.0 million and $1.9 million at June 30, 1996 and June 30, 1995, respectively. The Association will continue to monitor and modify its allowances for loan losses as conditions dictate.

     On July 1, 1995, the Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. SFAS No. 114 generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 indicates that a creditor should evaluate the collectibility of both contractual interest and contractual principal when assessing the need for a loss accrual. The adoption of this statement did not have a material impact on the results of operations or the financial position of the Company, taken as a whole.

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

     At June 30, 1996, the Company had classified $1.1 million of its loans as impaired with $91,000 in specific reserves as determined in accordance with SFAS No. 114, as amended by SFAS No 118. In addition, the Company has $821,000 in loans which are collectively evaluated for impairment with no specific reserves set aside as of June 30, 1996. The average recorded investment in impaired loans, inclusive of those evaluated collectively, during the year ended June 30, 1996, was $2.4 million. Interest income on impaired loans of $31,000 was recognized for cash payments received in the year ended June 30, 1996.

     The following table sets forth activity in the Association's allowance for estimated loan losses for the periods set forth in the table.

                                             AT OR FOR THE YEAR ENDED JUNE 30,
                                          ------------------------------------------
                                            1996     1995    1994    1993    1992
                                          -------- -------- ------- ------- --------
Balance at beginning of period..........   $  792   $ 562   $ 472   $ 556   $ 436
Provision for (recapture of) estimated        575     483      95     (29)    164
  loan losses...........................
Charge-offs:............................
  Real Estate:
  One- to four-family...................     (299)   (247)      -     (29)      -
  Multi-family..........................        -       -       -       -       -
  Commercial............................        -       -       -       -       -
  Construction and land.................        -       -       -       -       -
  Consumer..............................      (11)    (11)    (10)    (26)    (44)
                                           ------   -----   -----   -----   -----
  Total.................................     (310)   (258)    (10)    (55)    (44)
Recoveries..............................        1       5       5       -       -
                                           ------   -----   -----   -----   -----
Balance at end of period................   $1,058   $ 792   $ 562   $ 472   $ 556
                                           ======   =====   =====   =====   =====

     The following tables set forth the Association's percent of allowance for estimated loan losses to total allowance for estimated loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                          AT JUNE 30,
                           -------------------------------------------------------------------------------
                                             1996                                 1995
                           ---------------------------------------- --------------------------------------
                                                        PERCENT                             PERCENT OF
                                       PERCENT OF      OF LOANS               PERCENT OF    LOANS IN
                                       ALLOWANCE       IN EACH                ALLOWANCE       EACH
                                        TO TOTAL      CATEGORY TO              TO TOTAL   CATEGORY TO
                              AMOUNT   ALLOWANCE      TOTAL LOANS    AMOUNT   ALLOWANCE   TOTAL LOANS
                           ---------- -----------  ---------------- -------- ----------- -----------------
                                                  (DOLLARS IN THOUSANDS)
One- to                        $  696       65.79%         87.82%      $466       58.84%        85.82%
 four-family
Multi-family...............       195       18.43           8.40        105       13.26          9.34
 Commercial................       153       14.46           3.61        166       20.96          4.37
 Construction and land.....         -        0.00           0.00         42        5.30          0.19

 Consumer..................        14        1.32           0.17         13        1.64          0.28
                               ------      ------         ------       ----      ------        ------
       Total...............    $1,058      100.00%        100.00%      $792      100.00%       100.00%
                               ======      ======         ======       ====      ======        ======

                                                                        AT JUNE 30,
                            --------------------------------------------------------------------------------------------------------
                                          1994                            1993                            1992
                            ---------------------------------- -------------------------------- ------------------------------------
                                                  PERCENT OF                         PERCENT OF                        PERCENT OF
                                      PERCENT OF   LOANS IN              PERCENT OF  LOANS IN            PERCENT OF     LOANS IN
                                       ALLOWANCE     EACH                 ALLOWANCE    EACH              ALLOWANCE        EACH
                                       TO TOTAL   CATEGORY TO             TO TOTAL   TO TOTAL             TO TOTAL     CATEGORY TO
                             AMOUNT   ALLOWANCE   TOTAL LOANS   AMOUNT   ALLOWANCE     LOANS    AMOUNT    ALLOWANCE    TOTAL LOANS
                            --------- ---------- ------------- -------- ----------- ---------- --------- ---------- ----------------
                                                              (DOLLARS IN THOUSANDS)
One- to                          $359      63.88%      85.00%     $336      71.19%      85.11%      $292     52.52%     86.78%
 four-family
Multi-family...............        88      15.66        9.68        70      14.83        8.59         24      4.32       5.60
 Commercial................        96      17.08        4.69        46       9.74        5.51         53      9.53       6.32
 Construction and land.....         7       1.25        0.32         6       1.27        0.35        166     29.85       0.62

 Consumer..................        12       2.13        0.31        14       2.97        0.44         21      3.78       0.68
                                 ----     ------      ------      ----     ------      ------       ----    ------     ------
       Total...............      $562     100.00%     100.00%     $472     100.00%     100.00%      $556    100.00%    100.00%
                                 ====     ======      ======      ====     ======      ======       ====    ======     ======

     Real Estate Owned. At June 30, 1996, the Association had $1,489,000 of REO, net of reserves as compared to $822,000 of REO, net of reserves at June 30, 1995. The $667,000 increase was due primarily to an additional REO at June 30, 1996 as compared to the prior year-end and to the REOs at June 30, 1996 having higher average values than at June 30, 1995. If the Association acquires any REO, it is initially recorded at the lower of the recorded investment in the loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Association provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Association to obtain an appraisal on all real estate acquired through foreclosure at the time of possession.

INVESTMENT ACTIVITIES

     Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Association must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "Regulation - Federal Savings Institution Regulation -Liquidity." Historically, the Association has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

     The investment policy of the Company as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. Specifically, the Company's policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The Company's policies provide the authority to invest in marketable equity securities meeting the Company's guidelines and in mortgage-backed securities guaranteed by the U.S. government and agencies thereof and other financial institutions. The Company's policies provide that all investment purchases must be approved by two officers (either a Senior Vice President, Executive Vice President or the President) and be ratified by the Board of Directors. At June 30, 1996, the Company had federal funds sold and other short-term investments, investment securities and mortgage-backed securities in the aggregate amount of $63.2 million with a market value of $62.7 million.

     At June 30, 1996, the Company had $14.9 million in investment securities consisting of U.S. agency securities and investments in an adjustable rate mortgage-backed security mutual fund and a short-term U.S.Treasury and agency money market fund. The Company's mortgage-backed securities portfolio consists of seasoned fixed-rate mortgage-backed, adjustable-rate mortgage-backed and fixed-rate balloon mortgage-backed securities. At June 30, 1996, the majority of the Company's $44.3 million of mortgage-backed securities were insured or guaranteed by either FNMA, GNMA or FHLMC, including $16.6 million in mortgage-backed securities available for sale. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

     In November 1995, the FASB issued a "Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities:
Questions and Answers" (the "Guide"). The Guide allows for a one time reassessment of the classification of securities and, in connection with such a reassessment, permits the reclassification of securities from the held-to-maturity classification to the available-for-sale classification as of a single date no later than December 31, 1995, without calling into question management's intent to hold to maturity the remaining securities classified as held-to-maturity. On December 31, 1995, the Company transferred $4.8 million of mortgage-backed securities from held-to-maturity to the available-for-sale classification to provide for greater liquidity and flexibility. The transfer resulted in an unrealized loss of $36,000, net of tax, which is included in the unrealized gains/losses on available for sale securities as of such date set forth as a separate component of stockholders' equity.

     The following table sets forth the composition of the Company's mortgage-backed securities portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                                         AT JUNE 30,
                                        ---------------------------------------------------------------------------
                                                 1996                        1995                      1994
                                        ---------------------- -----------------------    -------------------------
                                                     PERCENT                 PERCENT                      PERCENT
                                           AMOUNT   OF TOTAL    AMOUNT      OF TOTAL       AMOUNT        OF TOTAL
                                        ---------- ----------- --------   -----------     ----------   ------------
                                                                  (DOLLARS IN THOUSANDS)
Mortgage-backed securities:
     FHLMC                                 $15,693     36.07%   $14,343        75.93%       $17,921         77.48%
     FNMA...............................     9,004     20.69      4,547        24.07          5,210         22.52
     GNMA...............................    15,175     34.88          -         0.00              -          0.00
     Other..............................     3,636      8.36          -         0.00              -          0.00
                                           -------    ------    -------       ------        -------        ------
       Total mortgage-backed
       securities.......................    43,508    100.00%    18,890       100.00%        23,131        100.00%
                                                      ======                  ======                       ======
Plus:
       Unamortized premium, net.........       807                  459                         618
                                           -------              -------                      ------
       Total mortgage-backed
       securities, net .................    44,315               19,349                      23,749

Less:
       Mortgage-backed securities
        available for sale:
          FHLMC.........................     3,923                3,614                       4,140
          FNMA..........................    10,592                    -                           -
          Other.........................     2,099                    -                           -
                                           -------              -------                      ------
Mortgage-backed securities available        16,614                3,614                       4,140
 for sale...............................   -------              -------                     -------
Mortgage-backed securities held to
 maturity ..............................   $27,701              $15,735                     $19,609
                                           =======              =======                     =======

     The following tables set forth the Company's mortgage-backed securities activities for the periods indicated:

                                                                                    FOR THE YEAR ENDED JUNE 30,
                                                                                --------------------------------
                                                                                    1996       1995       1994
                                                                                ----------- ---------- ---------
                                                                                          (IN THOUSANDS)
Beginning balance............................................................      $19,349    $23,749   $ 32,680
  Mortgage-backed securities purchased - held to maturity....................       21,116         --      5,013
  Mortgage-backed securities purchased - available for sale..................       11,914         --      2,063
 Less:
     Principal repayments....................................................       (7,647)    (4,309)   (15,497)
  Amortization of premium/(discount), net....................................         (228)      (159)      (382)
  Change in net unrealized gain (loss) on available for sale.................         (189)        68       (128)
                                                                                   -------    -------   --------
Ending balance...............................................................      $44,315    $19,349   $ 23,749
                                                                                   =======    =======   ========

     The following table sets forth certain information regarding the carrying and market values of the Company's mortgage-backed securities at the dates indicated:

                                                                                        AT JUNE 30,
                                                          -----------------------------------------------------------------------
                                                                    1996                      1995                   1994
                                                          --------------------- ----------------------- -------------------------
                                                             CARRYING   MARKET   CARRYING      MARKET    CARRYING      MARKET
                                                              VALUE     VALUE     VALUE        VALUE      VALUE        VALUE
                                                          ----------- --------- ----------   ---------  ----------   ------------
                                                                                      (IN THOUSANDS)
Mortgage-backed securities:
       Held to maturity:
       FNMA............................................       $   287   $   295   $ 4,632      $ 4,536   $ 5,315      $ 5,133
       FHLMC...........................................        10,426    10,361    11,103       11,131    14,294       14,092
       GNMA............................................        15,420    14,903        --           --        --           --
       Other...........................................         1,568     1,565        --           --        --           --
                                                              -------   -------   -------      -------   -------      -------
        Total held to maturity.........................        27,701    27,124    15,735       15,667    19,609       19,225
                                                              -------   -------   -------      -------   -------      -------
  Available for sale:
       FNMA............................................        10,592    10,592        --           --        --           --
       FHLMC...........................................         3,923     3,923     3,614        3,614     4,140        4,140
       Other...........................................         2,099     2,099        --           --        --           --
                                                              -------   -------   -------      -------   -------      -------
        Total available for sale.......................        16,614    16,614     3,614        3,614     4,140        4,140
                                                              -------   -------   -------      -------   -------      -------
        Total mortgage-backed securities...............       $44,315   $43,738   $19,349      $19,281   $23,749      $23,365
                                                              =======   =======   =======      =======   =======      =======

     The following table sets forth certain information regarding the carrying and market values of the Company's federal funds sold and other short-term investments and investment securities at the dates indicated:

                                                             AT JUNE 30,
                                  ---------------------------------------------------------------
                                          1996                      1995                  1994
                                  ------------------- --------------------- ---------------------
                                    CARRYING  MARKET   CARRYING     MARKET   CARRYING     MARKET
                                     VALUE     VALUE    VALUE        VALUE    VALUE        VALUE
                                  ---------- -------- ---------   --------- ---------   ---------
                                                           (IN THOUSANDS)
Federal funds sold and other
short-term investments............   $ 4,025  $ 4,025   $18,850     $18,850   $ 2,425     $ 2,425
                                     -------  -------   -------     -------   -------     -------
Investment securities:
Held to maturity:
 U.S. government and federal
     agency obligations...........         -        -     3,200       3,190     3,200       3,200
                                     -------  -------   -------     -------   -------     -------
  Available for sale:
     U.S. government and federal
     agency obligations...........     5,928    5,928     1,000       1,000     1,975       1,975
     Adjustable interest rate
     mutual fund..................     8,976    8,976         -           -     2,923       2,923
                                     -------  -------   -------     -------   -------     -------
     Total available for sale.....    14,904   14,904     1,000       1,000     4,898       4,898
                                     -------  -------   -------     -------   -------     -------
     Total investment securities..   $18,929  $18,929   $23,050     $23,040   $10,523     $10,523
                                     =======  =======   =======     =======   =======     =======

     The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's federal funds sold and other short-term investments, investment securities and mortgage-backed securities as of June 30, 1996.

                                                                                     AT JUNE 30, 1996
                                             ---------------------------------------------------------------------------------------
                                                                                     MORE THAN ONE        MORE THAN FIVE
                                                   ONE YEAR OR LESS                YEAR TO FIVE YEARS    YEARS TO TEN YEARS
                                             --------------------------- -----------------------------------------------------------
                                                              WEIGHTED                    WEIGHTED                     WEIGHTED
                                                 CARRYING      AVERAGE     CARRYING        AVERAGE     CARRYING         AVERAGE
                                                   VALUE        YIELD       VALUE           YIELD        VALUE           YIELD
                                             -------------- ------------ -----------   ------------- -----------    ----------------
                                                                               (DOLLARS IN THOUSANDS)
Federal funds sold andother short-term
 investments.............................    $      13,001      5.56%        $    -         0.00%  $           -         0.00%
Investment securities:                       =============                   ======                =============
 Held to maturity:
  U.S. government and federal agency
   obligations...........................                -      0.00%             -         0.00%              -         0.00%
                                             -------------                   ------                -------------
       Total held to maturity............

Available for sale:                                      -      0.00%             -         0.00%              -         0.00%
                                             -------------                   ------                -------------
  U.S. government and federal agency
     obligations.........................                -      0.00%         5,928         6.53%              -         0.00%
                                             -------------                   ------                -------------

       Total available for sale..........                -      0.00%         5,928         6.53%              -         0.00%
                                             -------------                   ------                -------------
Total investment securities..............                -      0.00%         5,928         6.53%              -         0.00%
                                             =============                   ======                =============
Mortgage-backed securities:
  Held to maturity:
     FNMA................................                -      0.00%             -         0.00%            287         8.50%
     FHLMC...............................                -      0.00%           124         8.50%          6,042         7.09%
     GNMA................................                -      0.00%             -         0.00%              -         0.00%
     Other...............................                -      0.00%             -         0.00%              -         0.00%
                                             -------------                   ------                -------------
       Total held to maturity............                -      0.00%           124         8.50%          6,329         7.16%
                                             -------------                   ------                -------------
Available for sale:
     FNMA                                                -      0.00%         5,045         6.32%                        0.00%
     FHLMC...............................                -      0.00%         3,815         5.59%                        0.00%
    Other................................                -      0.00%             -         0.00%              -         0.00%
                                             -------------                   ------                -------------
       Total available for sale..........                -      0.00%         8,860         6.00%              -         0.00%
                                             -------------                   ------                -------------
       Total mortgage-backed securities..    $           -                   $8,984                       $6,329
                                             =============                   ======                =============


                                                                      MORE THAN TEN YEARS             TOTAL
                                                               ----------------------------- ----------------------
                                                                                  WEIGHTED              WEIGHTED
                                                                  CARRYING         AVERAGE   CARRYING    AVERAGE
                                                                   VALUE            YIELD      VALUE      YIELD
                                                               --------------   ------------ ---------- -----------
Federal funds sold andother short-term
 investments.............................                            $     -         0.00%    $13,001      5.56%
Investment securities:                                               =======                  =======
 Held to maturity:
  U.S. government and federal agency
   obligations...........................
                                                                           -         0.00%          -      0.00%
       Total held to maturity............                            -------                  -------

Available for sale:                                                        -         0.00%          -      0.00%
                                                                     -------                  -------
  U.S. government and federal agency
     obligations.........................                                  -         0.00%      5,928      6.53%
                                                                     -------                  -------

       Total available for sale..........                                  -         0.00%      5,928      6.53%
                                                                     -------                  -------
Total investment securities..............                                  -         0.00%      5,928      6.53%
                                                                     =======                  =======
Mortgage-backed securities:
  Held to maturity:
     FNMA................................                                  -         0.00%        287      8.50%
     FHLMC...............................                              4,260         6.06%     10,426      6.69%
     GNMA................................                             15,420         7.09%     15,420      7.09%
     Other...............................                              1,568         6.10%      1,568      6.10%
                                                                     -------                  -------
       Total held to maturity............                             21,248         6.81%     27,701      6.90%
                                                                     -------                  -------
Available for sale:
     FNMA                                                              5,547         6.22%     10,592      6.27%
     FHLMC...............................                                108         9.28%      3,923      5.69%
    Other................................                              2,099         7.13%      2,099      7.13%
                                                                     -------                  -------
       Total available for sale..........                              7,754         6.51%     16,614      6.24%
                                                                     -------                  -------
       Total mortgage-backed securities..                            $29,002                  $44,315
                                                                     =======                  =======

SOURCES OF FUNDS

     General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of the Association's funds for use in lending, investing and for other general purposes.

     Deposits. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association's deposits consist of passbook savings, NOW accounts, checking accounts, money market accounts and certificates of deposit. For the year ended June 30, 1996, certificates of deposit constituted 79.5% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Association's deposits are obtained predominantly from the areas in which its branch offices are located. The Association relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Association nor has the Association since 1992 used brokers to obtain deposits.

     The following table presents the deposit activity of the Association for the periods indicated:

                                                    FOR THE YEAR ENDED JUNE 30,
                                        -----------------------------------------
                                            1996           1995        1994
                                        ----------     ------------ -------------
Net deposits (withdrawals)                 $20,852         $(3,497)    $(7,421)
Interest credited on deposit accounts        8,923           7,103       5,936
                                           -------         -------     -------
Total increase (decrease) in deposit       $29,775         $ 3,606     $(1,485)
 accounts                                  =======         =======     =======

     At June 30, 1996, the Association had $41.6 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                          WEIGHTED
                          MATURITY PERIOD                    AMOUNT   AVERAGE RATE
                  ------------------------------------     --------- -------------
                                                            (DOLLARS IN THOUSANDS)
                  Three months or less................       $ 8,581          5.20%
                  Over three through six months.......        12,891          5.50%
                  Over six through 12 months..........        13,381          5.37%
                  Over 12 months......................         6,747          5.97%
                                                             -------
                    Total.............................       $41,600          5.47%
                                                             =======

     The following table sets forth the distribution of the Association's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.


                                                    FOR THE YEAR ENDED JUNE 30,
                               ----------------------------------------------------------------------
                                              1996                             1995
                               ---------------------------------  -----------------------------------
                                             PERCENT                          PERCENT
                                            OF TOTAL   WEIGHTED              OF TOTAL      WEIGHTED
                                  AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE       AVERAGE
                                  BALANCE   DEPOSITS     YIELD     BALANCE   DEPOSITS        YIELD
                                ---------- ---------  ----------  --------  ----------     ----------
                                                                  (DOLLARS IN THOUSANDS)
Money market savings accounts..   $  7,473       3.5%      2.21%   $ 10,425       5.1%         2.22%
Passbook accounts..............     18,108       8.4       2.04      21,288      10.5          2.05
NOW accounts...................     20,299       9.4       1.68      20,518      10.1          1.48
Non-interest-bearing accounts..      3,905       1.8       0.00       1,988       1.0          0.00
                                  --------     -----               --------     -----
Total..........................   $ 49,785      23.1%      1.43%   $ 54,219      26.7%         1.79%
                                  --------     -----               --------     -----

Certificate accounts:
Less than six months...........   $ 15,016       7.0%      4.70%   $  9,823       4.9%         3.42%
Over six through 12 months.....     41,471      19.3       5.34      30,082      14.9          4.81
Over 12 through 24 months......     58,846      27.3       5.70      48,949      24.1          4.60
Over 24 months.................     35,172      16.3       5.93      36,159      17.9          5.72
IRA/KEOGH......................     12,547       5.8       5.54      12,680       6.3          4.53
Certificates over $98,000......      2,625       1.2       5.47      10,616       5.2          5.02
                                  --------     -----               --------     -----

 Total certificate accounts....   $165,677      76.9%      5.55%   $148,309      73.3%         4.86%
                                  --------     -----               --------     -----

 Total average deposits........   $215,462     100.0%      4.60%   $202,528     100.0%         4.04%
                                  ========     =====               ========     =====

                                                                                 1994
                                                               ----------------------------------------------
                                                                                PERCENT
                                                                               OF TOTAL      WEIGHTED
                                                                 AVERAGE        AVERAGE       AVERAGE
                                                                 BALANCE       DEPOSITS        YIELD
                                                                ---------- ----------------  ------------------
Money market savings accounts.............................       $ 13,024           6.6%         2.33%
Passbook accounts.........................................         25,132          12.7          2.13
NOW accounts..............................................         23,023          11.6          1.56
Non-interest-bearing accounts.............................          1,117           0.5          0.00
                                                                 --------         -----
Total.....................................................       $ 62,296          31.4%         1.92%
                                                                 --------         -----

Certificate accounts:
Less than six months......................................       $ 12,581          6.3%         2.84%
Over six through 12 months................................         17,479           8.8          3.12
Over 12 through 24 months.................................         45,342          22.9          3.81
Over 24 months............................................         34,559          17.4          5.86
IRA/KEOGH.................................................         13,586           6.9          4.51
Certificates over $98,000.................................         12,588           6.3          4.39
                                                                 --------         -----

 Total certificate accounts...............................       $136,135         68.6%         4.28%
                                                                 --------         -----

 Total average deposits...................................       $198,431        100.0%         3.54%
                                                                 ========        =====

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at June 30, 1996.












                                     PERIOD TO MATURITY FROM JUNE 30, 1996                     At June 30,
                         ----------------------------------------------------------- --------------------------------
                           LESS THAN   ONE TO      TWO TO      THREE TO    FOUR TO
                           ONE YEAR   TWO YEARS  THREE YEARS  FOUR YEARS  FIVE YEARS    1996      1995      1994
                         -----------  ---------  -----------  ----------  ---------- ---------  --------  ---------
                                                                 (IN THOUSANDS)
Certificate accounts:
0 to 4.00%.............   $     33    $     -       $    -      $    -      $    -   $     33   $ 11,169   $ 79,452
4.01 to 5.00%..........     39,744      1,239          796           -           -     41,779     34,881     36,294
5.01 to 6.00%..........    106,570     13,675        1,816         513       2,918    125,492     50,156     11,456
6.01 to 7.00%..........      9,307      1,809          359       4,384         351     16,210     53,774      6,413
7.01 to 8.00%..........      2,175        116          236           -           -      2,527      3,467      3,190
8.01 to 9.00%..........          -          -            -           -           -          -        890      3,292
Over 9.01%.............          -          -            -           -           -          -          -          7
                          --------    -------       ------      ------      ------   --------   --------   --------
  Total.................  $157,829    $16,839       $3,207      $4,897      $3,269   $186,041   $154,337   $140,104
                          ========    =======       ======      ======      ======   ========   ========   ========

BORROWINGS

     From time to time the Association has obtained advances from the FHLB as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances are collateralized primarily by certain of the Association's mortgage loans and mortgage-backed securities and secondarily by the Association's investment in capital stock of the FHLB. See "Regulation - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Association, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. During the year ended June 30, 1996, the Association repaid approximately $15.9 million in FHLB advances. At June 30, 1996, the Association had $67.5 million in outstanding advances from the FHLB.

     The following table sets forth certain information regarding the Association's borrowed funds at or for the periods ended on the dates indicated:

                                                                AT OR FOR THE YEARS ENDED JUNE 30,
                                                            ------------------------------------------
                                                                1996           1995          1994
                                                            ------------   ---------   ---------------
     FHLB advances:

          Average balance outstanding...................        $49,419     $39,329          $34,904

          Maximum amount outstanding at any
            month-end during the period.................         74,115      42,642           37,880

          Balance outstanding at end of period..........         67,509      33,447           37,799

          Weighted average interest rate during
            the period..................................           6.50%       6.79%            6.70%

          Weighted average interest rate at end
            of period...................................           6.23%       7.01%            6.51%


SUBSIDIARY ACTIVITIES

     First Covina Service Corp., a wholly-owned subsidiary of the Association, is not currently conducting any activities other than acting as trustee for deeds of trust on behalf of the Association. The assets of First Covina primarily consist of a $625,000 loan to the Association.

PERSONNEL

     As of June 30, 1996, the Company had 72 full-time employees and 14 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

                          REGULATION AND SUPERVISION


GENERAL

     The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Association, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

     The Association is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the insurer of its deposits. The Association is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Association's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Association and their operations. Certain of the regulatory requirements applicable to the Association and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth herein does not purport to be a complete description of such statutes and regulations and their effects on the Association and the Company.

HOLDING COMPANY REGULATION

     The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to be a qualified thrift lender ("QTL"). Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and activities authorized by OTS regulation. Recently proposed legislation could restrict the activities of unitary savings and loan holding companies to those permissible for multiple savings and loan holding companies.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the HOLA;

or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions, as described below. The Association must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

FEDERAL SAVINGS INSTITUTION REGULATION

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio.
In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage
(core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholder's equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed above. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets.
Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. If the Association had been subject to an interest rate risk capital component as of June 30, 1996, the Association's total risk-weighted capital would not have been subject to a deduction based on interest rate risk. At June 30, 1996, the Association met each of its capital requirements, in each case on a fully phased-in basis.

                                                                EXCESS                      CAPITAL(1)
                                                                                  -----------------------------
                          ACTUAL        REQUIRED             (DEFICIENCY)            ACTUAL         REQUIRED
                         CAPITAL         CAPITAL                AMOUNT               PERCENT         PERCENT
                      -------------  --------------     ------------------------- --------------  -------------
                                                         (DOLLARS IN THOUSANDS)

Tangible..............      $25,380         $ 4,992               $20,388                 7.63%           1.50%
Core (Leverage).......       25,380           9,984                15,396                 7.63            3.00
Risk-based............       26,438          12,810                13,628                16.51            8.00

_______________________

(1) Although the OTS capital regulations require savings institutions to meet a 1.5% tangible capital ratio and a 3% leverage (core) capital ratio, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard.

     A reconciliation between the Association's regulatory capital and GAAP capital at June 30, 1996 as stated in the accompanying consolidated financial statements is also presented below:

                                                                                    TOTAL
                                          TANGIBLE             CORE              RISK-BASED
                                           CAPITAL           CAPITAL               CAPITAL
                                        ------------      --------------       --------------
                                                          (IN THOUSANDS)
GAAP capital-originally reported to
regulatory authorities and on
accompanying consolidated financial
statements                                   $25,224            $25,224               $25,224
Adjustment for net unrealized losses
  on certain available for sale
  securities..............................       156                156                   156
General valuation allowances............           -                  -                 1,058
                                             -------            -------               -------
     Regulatory Capital.................     $25,380            $25,380               $26,438
                                             =======            =======               =======

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk-weighted assets of less of than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. The FDIC has adopted a risk-based deposit insurance system that assesses deposit insurance premiums according to the level of risk involved in an institution's activities. An institution's risk category is based upon whether the institution is classified as "well capitalized," "adequately capitalized" or "under capitalized" and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Based on its capital and supervisory subgroups, each Bank Insurance Fund ("BIF") and SAIF member institution is assigned an annual FDIC assessment rate between 23 basis points for an institution in the highest category (i.e., well-capitalized and healthy) and 31 basis points for an institution in the lowest category (i.e., undercapitalized and posing substantial supervisory concern). The Association's assessment rate for the fiscal year ended June 30, 1996 was 0.23% of deposits. The FDIC has authority to further raise premiums if deemed necessary. If such action is taken, it could have an adverse effect on the earnings of the institution.

     The FDIC recently adopted a new assessment rate schedule of 4 to 31 basis points for BIF members beginning in the fourth quarter of 1995. Under that schedule, approximately 91% of BIF members will pay the lowest assessment rate of 4 basis points. The FDIC retained the existing assessment rate schedule of 23 to 31 basis points applicable to SAIF member institutions. In announcing the new schedule, the FDIC noted that the premium differential may have adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Association, could be placed at a substantial disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

     Several bills have been introduced in Congress to mitigate the effect of the BIF/SAIF premium disparity. Among other things, these bills would impose a special assessment on SAIF-member institutions, including the Association, to recapitalize the SAIF fund and would spread the FICO payments across all BIF and SAIF members. It is presently estimated that the amount of the one-time fee would range from 65 to 70 basis points on the amount of deposits held by SAIF-member institutions as of a date to be determined. Certain pending legislation would also require the BIF and the SAIF to be merged by January 1, 1998 provided that subsequent legislation is adopted to eliminate the federal thrift charter. The payment of the special assessment would have the effect of immediately reducing the capital of SAIF-member institutions by the amount of the fee, net of any tax effect. It is not possible to predict whether legislation imposing such a special assessment will be enacted, or, if enacted, the amount of any such assessment, or whether ongoing SAIF premiums will be reduced to a level of that of BIF premiums or whether the BIF and SAIF will eventually be merged.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Association does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At June 30, 1996, the Association's limit on loans to one borrower was $3.8 million. At June 30, 1996, the Association's largest aggregate outstanding balance of loans to one borrower totalled $1.3 million. All loans to this borrower were current.

     QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and
(iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 1996, the Association maintained 96.1% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. The Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Association's liquidity and short-term liquidity ratios for June 30, 1996 were 8.71% and 5.52% respectively, which exceeded the then applicable requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended June 30, 1996 totalled $472,000.

     Branching. OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

     Transactions with Related Parties. The Association's authority to engage in transactions with related parties or "affiliates" (e.g.., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Association's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Association may make to such persons based, in part, on the Association's capital position and requires certain board approval procedures to be followed.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and an amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies are expected to adopt a proposed rule that proposes asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

FEDERAL HOME LOAN BANK SYSTEM

     The Association is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Association, as a member of the FHLB-San Francisco, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-San Francisco, whichever is greater.
The Association was in compliance with this requirement, with an investment in FHLB-San Francisco stock at June 30, 1996, of $3.7 million. FHLB advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the

FHLBs imposing a higher rate of interest on advances to their members. For the years ended June 30, 1996, 1995, and 1994, dividends from the FHLB-San Francisco to the Association amounted to $152,000, $144,000 and $103,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Association's net interest income might also be reduced.

FEDERAL RESERVE SYSTEM

     The regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $52.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $52.0 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $52.0 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Association is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

FEDERAL SECURITIES LAWS

     The Company's Common Stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").The Company is subject to the periodic reporting requirements, proxy solicitation rules, insider trading restrictions, tender offer rules and other requirements under the Exchange Act.

     The registration under the Securities Act of 1933 (the "Securities Act") of shares of the common Stock that were issued in the Association's conversion from mutual to stock form does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Shares acquired through the Company's option plans have been registered under the Securities Act and, therefore, are not subject to resale restrictions.

                          FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     General. The Company and the Association report their income on a fiscal year ending June 30 using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Association has been audited by the IRS and the California Franchise Tax Board through tax year 1990.

     Bad Debt Reserve. For tax years beginning prior to January 1, 1996, savings institutions such as the Association which met certain definitional tests primarily related to their assets and the nature of their business ("qualified institutions") were permitted to establish a reserve for bad debts ("reserve method") and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income.

     Under the reserve method, qualifying institutions were generally allowed to use either of two alternative computations: Under the "percentage of taxable income" method computation, qualifying institutions could claim a bad debt deduction computed as a percentage of taxable income adjusted for certain items. Alternatively, a qualifying institution could elect to utilize its own bad debt loss experience to compute its annual addition to its bad debt reserves (the "experience method").

     Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, savings associations were not required to provide a federal deferred tax liability for the bad debt reserves that arose in tax years beginning before January 1, 1988. Such reserves were, however, subject to recapture in whole or in part upon the occurrence of certain events such as failure to remain a qualified institution, distributions to shareholders in excess of the association's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the association. Upon the occurrence of such events, the association would be required to provide federal deferred taxes in their financial statements for the recaptured portion of the tax reserve.

     Recently enacted legislation repealed the special bad debt rules applicable to savings associations for taxable years beginning after December 31, 1995. Under the new provisions, savings associations will follow the same rules for purposes of computing allowable bad debt deductions as banks, which allows an annual addition to the association's bad debt reserve under the experience method as long as total assets do not exceed $500 million, but do not allow for an addition based on the percentage of taxable income method.

     To the extent the bad debt reserve of the savings association exceeds the allowable reserve as computed under the rules applicable to banks, such excess will be subject to recapture. Current projections indicate the Association's reserve balance as of June 30, 1996 will not exceed the amount that would have been allowable if it had been computed using the rules applicable to banks, therefore no portion of the reserve will be subject to recapture. An exception is provided in the new provisions that effectively grandfathers the bad debt reserve as of December 31, 1987 from the current recapture provisions.

     Under the newly enacted law, if a savings association converts to a bank or is merged into a bank, the association's bad debt reserve will not automatically be subject to recapture. Recapture of the grandfathered bad debt reserve would still occur in the event of certain distributions, redemptions or partial liquidations, as previously discussed. As of June 30, 1996, the Association's tax bad debt reserve grandfathered under the new law for which federal deferred taxes have not been provided totaled approximately $2.7 million. The Association does not intend to pay dividends or enter into any other type of transaction as noted above, that would result in the recapture of any portion of its grandfathered bad debt reserve.

     Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers of which the Association currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax ("AMT") is paid. The Association does not expect to be subject to the AMT, but may be subject to the environmental tax liability.

     Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Association will not file a consolidated tax return, except that if the Company or the Association own more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends received may be deducted.

STATE AND LOCAL TAXATION

     State of California. The California franchise tax rate applicable to the Association equals the franchise tax rate applicable to corporations generally, plus an "in lieu" rate approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Association); however, the total tax rate cannot exceed 11.7%. Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six year weighted average loss experience method. The Association and its California subsidiary file California state franchise tax returns on a combined basis. Assuming that the holding company form of organization is utilized, the Company, as a savings and loan holding company commercially domiciled in California, will generally be treated as a financial corporation and subject to the general corporate tax rate plus the "in lieu" rate as discussed previously for the Association.

     Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2.  PROPERTIES.
- -------------------

     The Company neither owns or leases any real property. For the time being, it utilizes the property and equipment of the Association without payment to the Association.

     The Association conducts its business through an administrative and full service office located in West Covina and five other full service offices. The Company believes that the Association's current facilities are adequate to meet the present and immediately foreseeable needs of the Association and the Company.

                                                       ORIGINAL                            NET BOOK VALUE
                                                         YEAR                              OF PROPERTY OR
                                        LEASED          LEASED          DATE OF              LEASEHOLD
                                          OR              OR             LEASE            IMPROVEMENTS AT
             LOCATION                    OWNED          ACQUIRED       EXPIRATION          JUNE 30, 1996
 ---------------------------------       -----          --------      ------------       -----------------
ADMINISTRATIVE/BRANCH OFFICE:

225 North Barranca Street                Owned              1984                -               $1,499,000
West Covina, California  91791

BRANCH OFFICES:

Covina:
  144 North Second Avenue                Owned              1952                -                  122,000
  Covina, California  91723

Hacienda Heights:
  2233 South Hacienda Boulevard          Owned              1970                -                  579,000
  Hacienda Heights, California
  91745

La Verne:
  2111 Bonita Avenue                     Owned              1972                -                  178,000
  La Verne, California  91750

City of Industry:
  220 North Hacienda Boulevard          Leased              1977         11/30/97(1)                 5,000
  City of Industry, California
  91744

Arcadia:
  One East Foothill Boulevard           Leased              1986          12/31/04                   6,000
  Arcadia, California  91006

(1) The Association has options to extend the lease term for five consecutive five-year periods.

ITEM 3.  LEGAL PROCEEDINGS.
- --------------------------

     The Company is not involved in any pending legal proceeding other than routine proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- ------------------------------------------------------------

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock of SGV Bancorp, Inc. is traded over-the-counter on the Nasdaq Stock Market under the symbol "SGVB." To date, the Company has not paid a dividend to its shareholders. In the future, the Board of Directors may consider a policy of paying cash dividends on the Commmon Stock. As of June 30, 1996 there were 215 holders of record of the Common Stock of the Company, (not including the number of persons holding stock in nominee or street name through various nonimee holders) and 2,591,276 shares outstanding. The following table sets forth for the quarters indicated the range of high and low bid price information for the Common Stock of the Company as reported on the Nasdaq National Market.

                                   Year ended June 30, 1996(1)
                  -------------------------------------------------------------
                  4th Quarter     3rd Quarter      2nd Quarter      1st Quarter
                  -----------     -----------      -----------      -----------
High............    9 1/2           10                10 1/8           9 3/4
Low.............    8 1/2            8 7/8             9               7 5/16

(1) The Company's initial public offering was completed on June 28, 1995.

ITEM 6.  SELECTED FINANCIAL DATA.

 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF THE COMPANY

                                                                                 AT JUNE 30,
                                              ------------------------------------------------------------------------------
                                                   1996             1995            1994             1993           1992
                                              --------------    -------------   ------------    ------------    ------------
                                                                        (IN THOUSANDS)
SELECTED FINANCIAL CONDITION DATA:
Total assets..................................    $336,055        $273,396       $255,410        $252,148       $253,798

Investment securities
 available for sale(1)........................      14,904           1,000          4,898           5,928          1,988

Investment securities held  to
  maturity(1).................................           -           3,200          3,200               -              -

Mortgage-backed securities available
  for sale(1).................................      16,614           3,614          4,140           4,262              -

Mortgage-backed securities
 held to maturity(1)..........................      27,701          15,735         19,609          28,418         50,533

Loans receivable held for
 sale.........................................         723               -              -           1,197          1,530

Loans receivable held for
  investment, net(2)..........................     255,953         217,399        207,667         190,961        171,693

Deposit accounts..............................     234,039         204,264        200,658         202,143        211,898

FHLB advances.................................      67,509          33,447         37,799          31,982         24,000

Stockholders' equity, substantially
 restricted...................................      31,586          33,006         13,581          13,007         11,725


                                                                           FOR THE YEAR ENDED JUNE 30,
                                                 --------------------------------------------------------------------------
                                                      1996              1995         1994          1993            1992
                                                 -------------      -----------   -----------  ------------    ------------
SELECTED OPERATING DATA:
Interest income................................      $ 21,259         $ 17,855     $ 16,971     $ 18,552        $ 22,554

Interest expense...............................        13,304           10,900        9,363       10,459          14,818
                                                     --------         --------     --------     --------        --------

  Net interest income before provision
    for (recapture of) estimated
    loan losses................................         7,955            6,955        7,608        8,093           7,736

Provision for (recapture of) estimated
   loan losses.................................           575              483           95          (29)            164
                                                     --------         --------     --------     --------        --------
  Net interest income after provision
    for (recapture of)estimated loan losses....         7,380            6,472        7,513        8,122           7,572

Other income...................................           612              538          447          722           1,949

General and administrative expenses............         6,966            6,705        6,775        6,893           7,556
                                                     --------         --------     --------     --------        --------

Earnings before income tax expense..............        1,026              305        1,185        1,951           1,965

Income tax expense..............................          432              128          493          669             826
                                                     --------         --------     --------     --------        --------

Net earnings....................................     $    594         $    177     $    692     $  1,282        $  1,139
                                                     ========         ========     ========     ========        ========

Earnings per share..............................     $    .24           N/A           N/A          N/A             N/A
                                                     ========



                                                                        AT OR FOR THE YEAR ENDED JUNE 30,
                                                   ---------------------------------------------------------------------------
                                                     1996             1995              1994           1993           1992
                                                   ---------        --------          ---------      ----------       -------



SELECTED FINANCIAL RATIOS
 AND OTHER DATA(3):
PERFORMANCE RATIOS:
  Return on average assets........................    0.20%            0.07%            0.28%           0.51%            0.43%
  Return on average equity........................    1.81             1.16             5.16           10.29            10.21
  Average equity to average assets................   11.00             5.86             5.33            4.96             4.24
  Equity to total assets
   at end of period...............................    9.40            12.07             5.32            5.16             4.62
  Average interest rate
   spread(4)......................................    2.28             2.61             3.01            3.22             2.89
  Net interest margin(5)..........................    2.76             2.79             3.15            3.37             3.07
  Average interest-earning
   assets to average interest-bearing
   liabilities....................................  110.37           103.97           103.81          103.45           102.98
  General and administrative
    expenses to average assets....................    2.33             2.58             2.69            2.74             2.87
REGULATORY CAPITAL RATIOS:
  Tangible capital................................    7.63%            9.04%            5.31%           5.16%            4.62%
  Core capital....................................    7.63             9.04             5.31            5.16             4.62
  Risk-based capital..............................   16.51            18.56            11.03           11.02             9.98
ASSET QUALITY RATIOS:
  Non-performing loans as a percent of gross
  loans receivable(6)(7)..........................    0.76%            0.88%            0.54%           0.76%            1.37%
  Non-performing assets as a percent
   of total assets(7).............................    1.03             1.00             0.83            0.87             1.05
  Allowance for estimated loan losses as a
    percent of gross loans receivable(6)..........    0.41             0.36             0.27            0.25             0.32
  Allowance for estimated loan losses as a
    percent of non-performing loans(7)............   53.92            41.21            50.40           32.22            23.37
NUMBER OF FULL-SERVICE CUSTOMER
  FACILITIES......................................       6                6                6               6                6

(1) The Company has historically classified its investment and mortgage-backed securities as "held to maturity" or "available for sale." The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of June 30, 1994.
(2) The allowance for estimated loan losses at June 30, 1996, 1995, 1994, 1993 and 1992 was $1,058,000, $792,000, $562,000, $472,000, and $556,000,
     respectively.
(3) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate.
(4) The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) The net interest margin represents net interest income as a percent of average interest-earning assets.
(6) Gross loans receivable includes loans receivable held for investment and loans held for sale, less undisbursed loan funds, deferred loan fees and unamortized discounts/premiums.
(7) Non-performing assets consist of non-performing loans and real estate acquired through foreclosure ("REO"). Non-performing loans consist of all loans 90 days or more past due. It is the Association's policy to cease accruing interest on all such loans.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------------------------------------------------------------------------
RESULTS OF OPERATIONS.
- ---------------------

MANAGEMENT OF INTEREST RATE RISK

          The principal objective of the Association's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Association's business focus, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board approved guidelines. Through such management, the Association seeks to reduce the vulnerability of its operations to changes in interest rates. The Association monitors its interest rate risk as such risk relates to its operating strategies. The Association's Board of Directors has established an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which meets monthly and reports trends to the Board of Directors on a monthly basis and the Association's interest rate risk position on a quarterly basis. The extent of the movement of interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Association.

          In recent years, the Association has utilized the following strategies to manage interest rate risk: (i) emphasizing the origination or purchase of adjustable-rate one- to four-family mortgage loans for portfolio; (ii) selling to the secondary market substantially all fixed-rate mortgage loans originated; and, (iii) attempting to reduce the overall interst rate sensitivity of liabilities by emphasizing core and longer-term deposits and utilizing FHLB advances.

          Net Portfolio Value. The Association's interest rate sensitivity is monitored by management through the use of an internally generated model which estimates the change in net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The OTS also produces a similar analysis using its own model, based upon data submitted on the Association's quarterly Thrift Financial Reports.

          As of June 30, 1996, the Association's Sensitivity Measure, as measured by the OTS, was 2.09%. At that same date, the Sensitivity Measure as measured by the Association, was 1.02%. The Association compares the results from the OTS with its internally generated results and provides the Board of Directors a comparison to determine if there is any additional risk.

          In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from changes in interest rates. These measures are used in conjunction with NPV measures to identify potential interest rate risk. The Association projects net interest income for the next twelve month period, based upon certain specific assumptions. For the year ended June 30, 1996, 1995, and 1994, the forecasted net interest income in the existing rate environment (held constant for the period) for interest rate risk management purposes was $7.3 million, $7.0 million and $7.8 million, respectively, compared to the actual net interest income recorded of $8.0 million, $7.0 million and $7.6 million, respectively.

          Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modelling changes in NPV requires the making of certain assumptions which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Association's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Third, the model does not take into account the Association's business or strategic plans. Accordingly, although the NPV measurements and net interest income models do provide an indication of the Association's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Association's net interest income and will differ from actual results.

          The following table sets forth, at June 30, 1996, an analysis of the Association's interest rate risk as measured by the estimated changes in the NPV resulting from instantaneous and sustained parallel shifts in the yield curve (400 basis points, measured in 100 basis point increments).

          CHANGE IN
        INTEREST RATES               NET PORTFOLIO VALUE
                            -----------------------------------------
        IN BASIS POINTS                      CHANGE         CHANGE
         (RATE SHOCK)          AMOUNT          $              %
       -----------------    -----------   -----------   -------------
                                     (DOLLARS IN THOUSANDS)
             400            $21,016         $(9,705)       (31.6)%
             300             23,849          (6,872)       (22.4)%
             200             26,575          (4,146)       (13.5)%
             100             29,148          (1,573)        (5.1)%
              -              30,721               -            -
            (100)            31,189             468          1.5%
            (200)            30,685             (36)        (0.1)%
            (300)            30,889             168          0.6%
            (400)            31,485             764          2.5%

          AVERAGE BALANCE SHEET

               The following table sets forth certain information relating to the Company for the fiscal years ended June 30, 1996, 1995 and 1994. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees which are considered adjustments to yields.

                                                                     Year Ended June 30,
                          ----------------------------------------------------------------------------------------------------------

                                             1996                            1995                                  1994
                           -----------------------------------    -----------------------------    ---------------------------------
                                                       Average                          Average                             Average
                               Average                  Yield/    Average                Yield/     Average                  Yield/
                               Balance     Interest      Cost     Balance    Interest     Cost      Balance      Interest     Cost
                           ------------- ------------ --------- ---------- ----------- --------- -------------   --------   --------
                                                                  (Dollars in thousands)
Assets:
 Interest-earning assets:
  Interest earning  deposits
  and short-term investments...  $  8,491    $   522     6.15%   $  6,354     $   366     5.76%     $  6,123      $   224     3.66%
  Investment securities,
   net.........................     9,454        601     6.36       5,531         319     5.77         7,369          304     4.13
  Loans receivable.............   233,356     17,798     7.63     213,846      15,647     7.32       198,344       14,819     7.47
  Mortgage-backed
   securities, net.............    33,944      2,186     6.44      21,136       1,378     6.52        26,706        1,521     5.70
  FHLB stock...................     3,175        152     4.79       2,806         145     5.17         2,677          103     3.85
                                 --------    -------             --------     -------               --------      -------
    Total interest-earning
    assets.....................   288,420    $21,259     7.37%    249,673     $17,855     7.15%      241,219      $16,971     7.04%
                                             =======                          =======                             =======
  Non-interest-earning
   assets......................    10,612                          10,059                             10,327
                                 --------                        --------                           --------

    Total assets...............  $299,032                        $259,732                           $251,546
                                 ========                        ========                           ========

Liabilities and Equity:
  Interest-bearing liabilities:
   Money market savings
   accounts....................  $  7,473    $   166     2.21%   $ 10,425     $   232     2.22%     $ 13,024      $   304     2.33%
   Passbook accounts...........    18,108        370     2.04      21,288         436     2.05        25,132          536     2.13
   NOW accounts................    20,299        341     1.68      20,518         303     1.48        23,023          359     1.56
  Certificate accounts.........   165,677      9,194     5.55     148,309       7,208     4.86       136,135        5,820     4.28
                                 --------    -------             --------     -------               --------      -------

  Total savings
    accounts...................   211,557     10,071     4.76     200,540       8,179     4.08       197,314        7,019     3.56
  FHLB advances................    49,419      3,212     6.50      39,327       2,713     6.90        34,904        2,340     6.70
  Impounds& other
   borrowings..................       346          2     6.07         275           8     2.00           155            4     2.00
                                 --------    -------             --------     -------               --------      -------

  Total interest-bearing
   liabilities.................   261,322    $13,304     5.09%    240,142     $10,900     4.54%      232,373      $ 9,363     4.03%
                                             =======                          =======                             =======
Non-interest bearing
 liabilities...................     4,831                           4,378                              5,767
                                 --------                        --------                           --------

  Total liabilities............   266,153                         244,520                            238,140
Equity.........................    32,879                          15,212                             13,406
                                 --------                        --------                           --------

  Total liabilities and
   equity......................  $299,032                        $259,732                           $251,546
                                 ========                        ========                           ========

Net interest rate spread.......                          2.28%                            2.61%                               3.01%
Net interest margin............                          2.76%                            2.79%                               3.15%
Ratio of interest-earning
 assets to interest-bearing
 liabilities...................    110.37%                         103.97%                            103.81%

RATE/VOLUME ANALYSIS

          The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.



                                           Year Ended June 30, 1996        Year Ended June 30, 1995
                                                  Compared to                     Compared to
                                           Year Ended June 30, 1995        Year Ended June 30, 1994
                                         ----------------------------   -----------------------------
                                          Increase (decrease) due to     Increase (decrease) due to
                                          Average                        Average
                                           Volume    Rate      Net        Volume    Rate     Net
                                         ---------  ------  --------    ---------  ------ ---------
INTEREST-EARNING ASSETS:
 Interest-earning deposits and
  short-term investments................   $  130   $   26    $  156    $    8    $ 134     $  142
 Investment securities, net (1).........      246       36       282       (25)      40         15
 Loans receivable, net(1)...............    1,469      682     2,151     1,125     (297)       828
 Mortgage-backed securities, net(1).....      825      (17)      808      (467)     324       (143)
 FHLB stock.............................       17      (10)        7         5       37         42
                                           ------   ------    ------    ------    -----     ------
Total interest-earning assets...........    2,687      717     3,404       646      238        884
                                           ------   ------    ------    ------    -----     ------
INTEREST-BEARING LIABILITIES:
 Money market savings accounts..........      (65)      (1)      (66)      (59)     (13)       (72)
 Passbook accounts......................      (64)      (2)      (66)      (79)     (21)      (100)
 NOW accounts...........................       (3)      41        38       (38)     (18)       (56)
 Certificate accounts...................      897    1,089     1,986       548      840      1,388
 FHLB advances..........................      644     (145)      499       304       69        373
 Impounds & other borrowings............        1       12        13         4        -          4
                                           ------   ------    ------    ------    -----     ------
Total interest-bearing liabilities......    1,410      994     2,404       680      857      1,537
                                           ------   ------    ------    ------    -----     ------
Net change in net interest income.......   $1,277   $ (277)   $1,000    $  (34)   $(619)    $ (653)
                                           ======   ======    ======    ======    =====     ======


____________________________

(1)   Includes assets available for sale.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 1996 AND JUNE 30, 1995

GENERAL

          The net earnings for the year ended June 30, 1996 were $594,000, an increase of $417,000, or 235.6%, from the $177,000 in net earnings for the year ended June 30, 1995. The improvement in operating results was due to the increase in the average balance of interest-earning assets resulting in a $1.0 million net increase in net interest income which was partially offset by: (1) an increase in the provision for estimated loan losses, (2) an increase in the net loss on real estate acquired through foreclosure and (3) an increase in general and administrative expenses, resulting primarily from an increase in compensation related expenses from the implementation of stock related compensation programs.

INTEREST INCOME

          Interest income for the year ended June 30, 1996 was $21.3 million compared to $17.9 million for the year ended June 30, 1995, an increase of $3.4 million, or 19.1%. The increase in interest income was primarily due to the increase in the average balance of interest-earning assets to $288.4 million for the year ended June 30, 1996 from $249.7 million for the year ended June 30, 1995 and to the increase in the average yield on interest-earning assets to 7.37% for the year ended June 30, 1996 from 7.15% for the year ended June 30, 1995. The increase in the average balance of interest-earning assets was the result of a growth strategy employed throughout the year to increase the earnings capacity of the Company. Key elements of the growth strategy included purchases of mortgage loans and mortgage-backed securities funded primarily by FHLB advances and deposits.

          Interest income on loans receivable increased $2.1 million to $17.8 million for the year ended June 30, 1996 compared to $15.7 million for the year ended June 30, 1995. The increase in interest income was the result of the $19.5 million increase in the average balance of loans receivable for the year ended June 30, 1996 primarily as a result of the purchase of approximately $48 million in adjustable rate loans from three financial institutions. The loans purchased were indexed to the Eleventh District Cost of Funds Index (COFI) and were primarily seasoned, fully indexed loans. The weighted average interest rate of the loans purchased was 7.26% and the weighted average margin which is added to the index was 2.54%. The benefit of the loan purchases and the repricing of loans indexed to the One Year Constant Maturity Treasury Index (CMT) was an increase in the average yield on loans receivable to 7.63% for the year ended June 30, 1996 compared to 7.32% for the year ended June 30, 1995.

          Interest income on mortgage-backed securities increased by $808,000 due to the increase in the average balance of mortgage-backed securities to $33.9 million for the year ended June 30, 1996 compared to $21.1 for the period ended June 30, 1995. The increase in mortgage-backed securities was the result of various purchases totaling $33.0 million, of which $15.4 million had adjustable rate features and were tied to various indexes including COFI, CMT and LIBOR. The average yield on mortgage-backed securities fell slightly to 6.44% for the year ended June 30, 1996 from 6.52% for the year ended June 30, 1995. The decrease in yield was primarily due to the increase in prepayments which increased the amortization of the related premiums on mortgage-backed securities, thereby decreasing their average life and portfolio yields.

          Interest income on investment securities increased by $282,000 to $601,000 for the year ended June 30, 1996 from $319,000 for the year ended June 30, 1995. The increase was due to the $3.9 million increase in the average balance of securities to $9.5 million for the year ended June 30, 1996 from $5.5 million for the year ended June 30, 1995. Interest income on interest-earning deposits and daily investments increased by $163,000 to $674,000 for the year ended June 30, 1996 compared to $511,000 for the year ended June 30, 1995 primarily due to an increase in the average balance of the related investments.

INTEREST EXPENSE

          Interest expense for the year ended June 30, 1996 was $13.3 million compared to $10.9 million for the year ended June 30, 1995, an increase of $2.4 million, or 22.0%. The increase in interest expense was due to the $21.2 million increase in the average balances of interest-bearing liabilities to $261.3 million for the period ended June 30, 1996 from $240.1 million for the period ended June 30, 1995. The increased in interest expense was also due to the increase in the average cost of interest-bearing liabilities which increased to 5.09% for the period ended June 30, 1996 from 4.54% from June 30, 1995. Interest expense on deposit accounts increased $1.9 million to $10.1 million for the year ended June 30, 1996 from $8.2 million for the year ended June 30, 1995. The increase in interest expense on deposit accounts reflects the $17.4 million increase in the average balance of certificate accounts to $165.7 million for the period ended June 30, 1996 from $148.3 million for the year ended June 30, 1995.

          The Company's use of FHLB advances (to aid in the funding of the increase in earning assets) increased during the year ended June 30, 1996. Interest expense on FHLB advances increased by $512,000 to $3.2 million for the year ended June 30, 1996 from $2.7 million for the year ended June 30, 1995. The increase in interest expense was due to an increase in the average balance of FHLB advances of $10.1 million to $49.4 million during the year ended June 30, 1996 from $39.3 million over the year ended June 30, 1995.

PROVISION FOR ESTIMATED LOAN LOSSES

          The Company's provision for estimated loan losses increased by $92,000 to $575,000 for the year ended June 30, 1996 from $483,000 for the year ended June 30, 1995. The increase in the provision for estimated loan losses is partially due to the increase charge-offs which were $310,000 for the year ended June 30, 1996 compared to the $258,000 in charge-offs for the year ended June 30, 1995. Also, the Company's $38.6 million increase in loans receivable during the year and the reevaluation of the risk characteristics of the current loan portfolio contributed to the increase in the provision for loan losses. The increase in the provision for estimated loan losses during fiscal 1996 reflects management's concerns regarding the possible adverse effects upon the Association's loan portfolio of the continuation of higher unemployment in its market area and the continuation of a general decline in real estate activity and values. The allowance for estimated loan losses increased to $1,058,000, or 0.41% of gross loans receivable, at June 30, 1996 from $792,000, or 0.36% of gross loans receivable at June 30, 1995. As a percentage of non-performing loans, the allowance for loan losses increased to 53.92% at June 30, 1996 from 41.21% at June 30, 1995. The amount of the provision and allowance for loan losses is influenced by current economic conditions, actual loss experience, industry trends and other factors such as adverse economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for estimated loan losses. Such agencies may require the Association to recognize additions to the allowance based upon judgments which differ from those of management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond management's control.

OTHER INCOME

          The non-interest income for the year ended June 30, 1996 was $612,000 compared to $538,000 for the year ended June 30, 1995, an increase of $74,000, or 13.8%. The Company's loan servicing and other fees collected remained approximately the same at $446,000 for the year ended June 30, 1996 compared to $445,000 in the year ended June 30, 1995. The Company continued to be negatively impacted by the losses incurred related to REO activities as such losses totaled $271,000 for the year ended June 30, 1996 compared to $217,000 for the comparable period a year ago. The increase was attributable to an increase in the subsequent fair value writedowns of real estate owned during the year ended June 30, 1996. Although the Company's secondary marketing activity accelerated in terms of loans sold to the secondary market during the year ended June 30, 1996 ($13.2 million in loan sales in current year versus $1.4 million in prior year), a net loss on operations of $56,000 resulted. This compares with the net loss of $75,000 during the year ended June 30, 1995. The continuation of the loss on secondary marketing activities was the result of increased competition among institutions selling loans which resulted in aggressive pricing on salable products to FNMA or FHLMC. Also, the Company posted $12,000 in losses due to the redemption of securities available for sale in the year ended June 30, 1996 compared to a net loss of $78,000 during the year ended June 30, 1995.

GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative expenses for the year ended June 30, 1996 were $7.0 million compared to $6.7 million for the year ended June 30, 1995, a 3.9% increase. Compensation and other employee benefits increased $192,000 in fiscal 1996 from fiscal 1995 due primarily to the implementation of certain stock-related compensation programs. Expenses related to the employee stock ownership plan and the stock compensation plan were approximately $302,000 during the fiscal year ended June 30, 1996. Office occupancy expenses decreased by $75,000 primarily due to the reduction in depreciation expense related to the Company's leased facilities. Other operating costs increased to $1.2 million from $1.1 million partially due to increased loan origination and servicing costs related to the review and inspection of the individual properties involved in the bulk loan purchases.

INCOME TAX

          Income tax expense was $432,000 for the year ended June 30, 1996 compared to $128,000 for the year ended June 30, 1995, representing an increase of $304,000. This increase is principally due to the increase in taxable income in fiscal 1996 compared to fiscal 1995. See Note 11 of the Notes to the Consolidated Financial Statements for additional information on the Association's income taxes.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1996 AND JUNE 30, 1995

          The total assets of the Company at June 30, 1996 were $336.1 million compared to $273.4 million at June 30, 1995, an increase of $62.7 million. The Company increased the loans receivable held for investment by $38.6 million to $256.0 million at June 30, 1996 from $217.4 million at June 30, 1995. primarily due to the three bulk loan purchases. The Company purchased a total of approximately $48 million in three separate loan acquisitions. In all of the acquisitions, the Company purchased adjustable rate loans which were indexed to COFI and reprice at intervals between one and six months. Properties securing the loans purchased are located in southern California, but are dispersed throughout a wider area than the Company's normal lending area.

          The Company's mortgage-backed securities portfolio increased to $44.3 million at June 30, 1996 compared to $19.3 million at June 30, 1995. The increase in this portfolio reflects management's strategy to increase the Company's interest-earning assets to enhance the net interest income of the Company. Cash and short-term bank obligations decreased to $8.9 million at June 30, 1996 from $23.4 million at June 30, 1995 due primarily to the use of cash and other short-term bank obligations for the purpose of purchasing other investments classified as available for sale. Investments available for sale increased to $14.9 million at June 30, 1996 from $1.0 million at June 30, 1995 as the Company utilized excess cash available from the Company's conversion to stock form on June 28, 1995 to acquire higher yielding investments.

          Total liabilities increased $64.1 million to $304.5 million at June 30, 1996 compared to $240.4 million at June 30, 1995. The increase in liabilities was to support the strategy of increasing the interest-earning assets of the Company to enhance net interest income. Total deposit accounts of the Company increased to $234.0 million at June 30, 1996 from $204.3 million at June 30, 1995, an increase of $29.7 million. The Company also increased FHLB advances by $34.1 at June 30, 1996 to $67.5 million from $33.4 million at June 30, 1995.

          The Company's stockholders' equity was $31.6 million at June 30, 1996, a decrease of $1.4 million from the $33.0 million in stockholders' equity at June 30, 1995. The decrease in stockholders' equity was primarily due to the repurchase of 136,280 shares of stock to be held as treasury stock with a total value of $1.2 million and the purchase of 81,929 shares of stock (at a total value of $775,000) to fund the stock compensation plan approved at the January 17, 1996 annual meeting of shareholders. These reductions in stockholders' equity were offset by the net earnings of $594,000.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 1995 AND JUNE 30, 1994

GENERAL

          The net earnings for the year ended June 30, 1995 were $177,000, a decrease of $515,000, or 74.4%, from the $692,000 net earnings for the year ended June 30, 1994. The operating results were primarily influenced by the rising interest rate environment, an increase in the provision for estimated loan losses, a decrease in non-interest income from the decline in income from secondary marketing activities. The decrease in the net loss from real estate acquired through foreclosure (REO) during fiscal 1995 partially offset these reductions in income. The increase in interest rates resulted in a decrease in net interest income of $653,000 as the average net interest margin decreased to 2.79% for the year ended June 30, 1995 compared to 3.15% for the year ended June 30, 1994.

INTEREST INCOME

          Interest income for the year ended June 30, 1995 was $17.9 million compared to $17.0 million for the year ended June 30, 1994, an increase of $884,000, or 5.21%. The increase in interest income was primarily due to the increase in average total earning assets to $249.7 million for the year ended June 30, 1995 from $241.2 million for the year ended June 30, 1994 and to the increase in the average yield on earning assets to 7.15% for the year ended June 30, 1995 from 7.04% for the year ended June 30, 1994. The increase in the average earning assets was the result of a $15.5 million increase in the average balance of loans receivable offset by the $5.6 million planned decrease in the average balance of mortgage-backed securities. The average yield on loans receivable declined from 7.47% over fiscal 1994 to 7.32% over the comparable 1995 period. This decline was primarily the result of a lower 11th District Cost of Funds Index (COFI), which lags the current trend in interest rates by several months. The average yield on the mortgage-backed securities portfolio increased to 6.52% for the year ended June 30, 1995 from 5.70% for the year ended June 30, 1994. The increase in yield was primarily due to a decrease in prepayments which reduced the amortization of the related premiums on mortgage-backed securities, thereby increasing their average life and portfolio yields. All other interest sensitive asset categories reflected higher yields primarily related to the increasing interest rate environment.

INTEREST EXPENSE

          Interest expense for the year ended June 30, 1995 was $10.9 million compared to $9.4 million for the year ended June 30, 1994, an increase of $1.5 million, or 16.4%. The increase in interest expense was due to the $7.8 million increase in the average balances of interest bearing liabilities from $232.4 million over the fiscal 1994 period to $240.1 million for the comparable 1995 period. Interest expense on deposit accounts increased $1.2 million to $8.2 million for the year ended June 30, 1995 from $7.0 million for the year ended June 30, 1994. Interest expense on FHLB advances increased $381,000 for the year ended June 30, 1995 to $2.7 million from $2.3 million due to the $4.4 million increase in average borrowings and to the 0.20% increase in the related cost of funds. The increase in interest expense also reflects the rising interest rate environment as the average cost of interest-bearing liabilities was 4.54% during the year ended June 30, 1995 compared to 4.03% for the year ended June 30, 1994.

PROVISION FOR ESTIMATED LOAN LOSSES

          For the year ended June 30, 1995, the Association's earnings were reduced by the $483,000 provision for estimated loan losses. In comparison, the provision for estimated loan losses for the year ended June 30, 1994 was $95,000, representing an increase of $388,000. The increase in the provision for estimated loan losses is partially due to the increase in non-accrual loans to $1.92 million at June 30, 1995 compared to $1.1 million at June 30, 1994, the charge-off of $258,000 in loans during the year and, in part, to the $9.7 million increase from June 30, 1994 in the amount of loans receivable and an increase in the number of loans being monitored internally for increased risk. The allowance for estimated loan losses increased to $792,000, or 0.36% of gross loans receivable, at June 30, 1995 from $562,000, or 0.27% of gross loans receivable at June 30, 1994. The allowance for loan losses decreased as a percentage of non-performing loans from 50.40% at June 30, 1994 to 41.21% at June 30, 1995. The increase in the provision for estimated loan losses during fiscal 1995 also reflects management's concerns regarding the possible adverse effects upon the Association's loan portfolio of the continuation of higher unemployment in its market area and the continuation of a general decline in real estate activity and values. The amount of the provision and allowance for loan losses is influenced by current economic conditions, actual loss experience, industry trends and other factors such as adverse economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for estimated loan losses. Such agencies may require the Association to recognize additions to the allowance based upon judgments which differ from those of management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond management's control.

OTHER INCOME (EXPENSE)

          The non-interest income for the year ended June 30, 1995 was $538,000 compared to $447,000 for the year ended June 30, 1994, an increase of $91,000, or 20.36%. The increase was primarily due to the $299,000 decrease in the net loss on REO activities as the net loss was $217,000 for the year ended June 30, 1995 compared to $516,000 for the year ended June 30, 1994. The decrease was attributable to a reduction in the net maintenance costs of REOs and a decrease in REO writedowns. Partially offsetting this reduction in net REO losses was the $75,000 net loss on secondary marketing activities for the year ended June 30, 1995 compared to a net income of $164,000 for the year ended June 30, 1994, a reduction of $239,000.

This substantial change in secondary marketing income was the result of the rising interest rate environment which virtually eliminated loan sales by the Association to the secondary market entities (FNMA and FHLMC). The Association's loan servicing and other fees increased by $120,000 to $445,000 for the year ended June 30, 1995 compared to $325,000 for the year ended June 30, 1994. This increase was related to the substantial writedown of the remaining amount of excess servicing gains occurring during fiscal 1994, not recurring in fiscal 1995. The Association also incurred $78,000 in losses on sales of securities which were available for sale during the year ended June 30, 1995.

GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative expenses for the year ended June 30, 1995 were $6.7 million compared to $6.8 million for the year ended June 30, 1994, a 1.0% decrease. Compensation and other employee benefits decreased $129,000 in fiscal 1995 from fiscal 1994 due primarily to a reduction in staff. Office occupancy expense decreased by $93,000 due to a reduction in required repair and maintenance costs. Other operating costs increased to $1.1 million from $1.0 million partially due to increased loan origination and servicing costs.

INCOME TAX

          Income tax expense was $128,000 for the year ended June 30, 1995 compared to $493,000 for the year ended June 30, 1994, representing a decline of $365,000. This decrease is due to the decline in taxable income in fiscal 1995 compared to fiscal 1994. See Note 11 of the Notes to the Consolidated Financial Statements for additional information on the Association's income taxes.

LIQUIDITY AND CAPITAL RESOURCES

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

          The Company offers both adjustable and fixed rate loans to its customers so that it can be competitive. Historically, the Company has sold the majority of the fixed rate loans that it originates to the secondary market. The proceeds of the sale of loans can be a significant source of liquidity, although the changing interest rate environment and the depressed Southern California real estaten market have decreased loan origination and loan sale activity. For the years ended June 30, 1996, 1995 and 1994, the Company received $13.2 million, $1.4 million and $26.2 million, respectively, in proceeds from the sale of loans to the secondary market.

          The Company's most significant largest source of funds is repayments on its loan portfolio. For the years ended June 30, 1996, 1995 and 1994, principal repayments on loans were $25.0 million, $19.7 million and $41.6 million, respectively.

          The Company may sell or redeem mortgage-backed securities and other investments from its available for sale portfolio, primarily for liquidity purposes. For the years ended June 30, 1996, 1995 and 1994, the Company received $28.7 million, $4.9 million and $2.0 million, respectively, in proceeds for the sale or redemption of mortgage-backed securities and other investments. The increase in activity in fiscal 1996 represents the purchase and sale of units in the Company's investment in money market and mutual funds which are viewed my management as short-term investment alternatives. The principal repayments on mortgage-backed securities represent a significant source of liquidity for the Company. For the years ended June 30, 1996, 1995 and 1994, the Company received $7.6 million, $4.3 million and $15.5 million, respectively, in principal repayments.

          Deposit accounts may represent a significant source of liquidity for the Company. During recent years, increased competition from financial and non-financial companies and the relatively lower interest rate environment has increasingly made it difficult to attract new depositors. For the years ended June 30, 1996, 1995 and 1994, the net increase(decrease) in deposit accounts (net of interest credited) was $29.8 million, $3.6 million and ($1.5 million), respectively. For the year ended June 30, 1996, the Company emphasized certificates of deposits in varying terms to attract deposit accounts to aid in the funding of the increase in interest-earning assets.

          The Association historically has borrowed from the FHLB to provide for additional sources of funds. For the years ended June 30, 1996, 1995 and 1994, the net proceeds (repayments) from FHLB advances were $34.1 million, $(4.4) million and $5.8 million, respectively. The net repayment of FHLB advances in fiscal 1995 was due to the receipt of conversion proceeds in June 1995.

          In June 1995, the Company received net funds of $20.7 million as the result of the Association's conversion from mutual to stock form and the concurrent stock offering by the Company. As part of the conversion process, 60% of the net proceeds were contributed to the Association as additional capital. The remainder of the net proceeds will be used to support future growth.

          At June 30, 1996, the Association exceeded all of its regulatory capital requirements. The Association's tangible capital level was $25.4 million, or 7.63% of total adjusted assets, which is above the required level of $5.0 million, or 1.50%; core capital of $25.4 million, or 7.63% of total adjusted assets, which is above the required level of $10.0 million, or 3.00%; and risk-based capital of $26.4 million, or 16.51% of risk-weighted assets, which is above the required level of $12.8 million, or 8.0%.

          The Association, by regulation, must maintain its liquidity ratio at no less than 5.0% of deposits and short-term borrowings. Liquidity represents cash and certain investments which are not committed or pledged to specific liabilities. For the periods ended June 30, 1996, 1995 and 1994, the liquidity ratios were 9.23%, 7.15% and 8.01%, respectively.

IMPACT OF INFLATION

          The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

          The Financial Accounting Standards Board (FASB) has issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and SFAS No. 122, Accounting for Mortgage-Servicing Rights, which the Company adopted effective July 1, 1996. There was no material impact on the Company's financial condition and results of operations upon adoption of these statements.

          In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement establishes a fair value based method of accounting for stock-based compensation plans. It encourages, but does not require, entities to adopt that method in place of the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. SFAS No. 123 also applies to transaction in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

          The Company has elected to continue to apply the accounting provisions of APB No. 25 to its stock-based compensation awards to employees and, in the future, will disclose the pro forma effect on net earnings and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been adopted.

          The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. Management does not believe that the adoption of SFAS No. 123 will have a significant impact on its stock-based arrangements with nonemployees.

          The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
- ----------------------------------------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report..........................................................  50
Consolidated Statements of Financial Condition as of June 30, 1996 and 1995...........  51
Consolidated Statements of Operations for Each of the Three Years in the Period
  Ended June 30, 1996.................................................................  53
Consolidated Statements of Stockholders' Equity for Each of the Three Years in the
  Period Ended June 30, 1996..........................................................  55
Consolidated Statements of Cash Flows for Each of the Three Years in the Period
  Ended June 30, 1996.................................................................  56
Notes to Consolidated Financial Statements for Each of the Three Years in the Period
  Ended June 30,1996..................................................................  59

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
SGV Bancorp, Inc.
West Covina, California


We have audited the accompanying consolidated statements of financial condition of SGV Bancorp, Inc. and subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SGV Bancorp, Inc. and subsidiary as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

Deloitte & Touche, LLP

Costa Mesa, California
August 23, 1996

SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 1996 AND 1995
- --------------------------------------------------------------------------------

                                                         1996        1995
                                                      (DOLLARS IN THOUSANDS)
ASSETS

Cash, including short-term bank
 obligations of $4,025 and $18,850
 at June 30, 1996 and 1995,
 respectively                                         $  8,884     $ 23,387
Investment securities available for
 sale, amortized cost of $15,000 and
 $1,000 at June 30, 1996 and 1995,
 respectively (Note 3)                                  14,904        1,000
Investment securities held to maturity,
 estimated fair value of $3,190
 at June 30, 1995 (Note 4)                                            3,200
Mortgage-backed securities available
 for sale, amortized cost of
 $16,863 and $3,674 at June 30, 1996
 and 1995, respectively (Notes 3 and 10)                16,614        3,614
Mortgage-backed securities held to
 maturity, estimated fair value of
 $27,124 and $15,667 at June 30, 1996
 and 1995, respectively (Notes 4 and 10)                27,701       15,735
Loans receivable held for investment,
 net of allowance for estimated loan
 losses of $1,058 and $792 at June 30,
 1996 and 1995, respectively
 (Notes 5 and 10)                                      255,953      217,399
Loans receivable held for sale (Note 5)                    723
Accrued interest receivable (Note 6)                     2,588        2,054
Stock of Federal Home Loan Bank of San                   3,747        2,865
 Francisco, at cost (Note 10)
Real estate acquired through
 foreclosure, net (Note 7)                               1,489          822
Premises and equipment, net (Note 8)                     3,015        2,868
Prepaid expenses and other assets, net                     437          452
                                                      --------     --------



    Total assets                                      $336,055     $273,396
                                                      ========     ========

See notes to consolidated financial statements

SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 1996 AND 1995 (CONTINUED)
- --------------------------------------------------------------------------------



                                             1996                     1995
                                                (DOLLARS IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposit accounts (Note 9)                  $234,039                 $204,264
Federal Home Loan Bank advances
 (Note 10)                                   67,509                   33,447
Accrued expenses and other liabilities        2,456                    2,660
Income taxes (Note 11)                          465                       19
                                           --------                 --------

    Total liabilities                       304,469                  240,390

COMMITMENTS AND CONTINGENT LIABILITIES
 (Note 12)

STOCKHOLDERS' EQUITY (Notes 1, 2, 11,
 12 and 14):
Preferred stock, $.01 par value;
 2,000,000 shares authorized; none
 issued Common stock, $.01 par value;
 10,000,000 shares authorized; 2,727,656
 shares issued (1996 and 1995); 2,591,276
 (1996) and 2,727,656 (1995) shares
 outstanding                                     27                       27
Additional paid-in capital                   20,684                   20,666
Retained earnings, substantially
 restricted                                  14,470                   13,876
Net unrealized loss on securities
 available for sale, net of taxes              (202)                     (35)
Deferred stock compensation                  (2,153)                  (1,528)
Treasury stock, 136,380 shares               (1,240)
                                           --------                 --------

      Total stockholders' equity             31,586                   33,006
                                           --------                 --------

      Total liabilities and                $336,055                 $273,396
       stockholders' equity                ========                 ========

See notes to consolidated financial statements

SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996
- --------------------------------------------------------------------------------

                                                                         1996       1995       1994
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
Interest on loans                                                      $ 17,798   $ 15,647   $ 14,819
Interest on investment securities                                           601        319        304
Interest on mortgage-backed securities                                    2,186      1,378      1,521
Other                                                                       674        511        327
                                                                       --------   --------   --------

    Total interest income                                                21,259     17,855     16,971

INTEREST EXPENSE:
Interest on deposit accounts (Note 9)                                    10,071      8,179      7,019
Interest on borrowings                                                    3,233      2,721      2,344
                                                                       --------   --------   --------

    Total interest expense                                               13,304     10,900      9,363
                                                                       --------   --------   --------

NET INTEREST INCOME BEFORE PROVISION FOR
  ESTIMATED LOAN LOSSES                                                   7,955      6,955      7,608

PROVISION FOR  ESTIMATED LOAN LOSSES
 (Note 5)                                                                   575        483         95
                                                                       --------   --------   --------
NET INTEREST INCOME AFTER PROVISION FOR
  ESTIMATED LOAN LOSSES                                                   7,380      6,472      7,513

OTHER INCOME (EXPENSE):
Loan servicing and other fees                                               446        445        325
Secondary market activity, net                                              (56)       (75)       164
Loss on sale or redemption of
 investment securities
 available for sale, net                                                    (12)       (78)       (14)
Net loss on real estate acquired
 through foreclosure (Note 7)                                              (271)      (217)      (516)
Other income                                                                505        463        488
                                                                       --------   --------   --------

    Total other income                                                      612        538        447

See notes to consolidated financial statements

SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (CONTINUED)
- --------------------------------------------------------------------------------

                                        1996          1995           1994
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and other
 employee expenses                    $     3,590       $ 3,398         $ 3,527
Office occupancy                              789           864             957
Equipment                                     748           725             721
Advertising                                   121           127              93
FDIC insurance premiums                       472           457             457
Other operating expenses                    1,246         1,134           1,020
                                     ------------  ------------  --------------

    Total general and                       6,966         6,705           6,775
     administrative                  ------------  ------------  --------------
     expenses

EARNINGS BEFORE INCOME TAXES                1,026           305           1,185

INCOME TAXES (Note 11)                        432           128             493
                                     ------------  ------------  --------------

NET EARNINGS                           $      594        $  177          $  692
                                     ============  ============  ==============

EARNINGS PER SHARE                     $     0.24           N/A             N/A
                                     ============  ============  ==============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                            2,519,090           N/A             N/A
                                     ============  ============  ==============

See notes to consolidated financial statements

SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996
- --------------------------------------------------------------------------------
(IN THOUSANDS)


                                                                                                                 NET UNREALIZED
                                                                                     ADDITIONAL                LOSS ON SECURITIES
                                                                                      PAID-IN       RETAINED   AVAILABLE FOR SALE,
                                                PREFERRED STOCK     COMMON STOCK      CAPITAL       EARNINGS      NET OF TAXES
                                                ---------------    ---------------   ----------     --------   -------------------
                                                SHARES   AMOUNT    SHARES   AMOUNT
BALANCE, July 1, 1993                                -   $    -         -   $    -   $        -     $ 13,007         $        -

Net earnings                                                                                             692

Change in net unrealized loss on
  securities available for sale, net of taxes                                                                               (118)
                                                ______   ______    ______   ______   __________     ________   ___________________
BALANCE, June 30, 1994                                                                                13,699                (118)

Net earnings                                                                                             177

Change in net unrealized loss on
  securities available for sale, net of taxes                                                                                 83

Issuance of common stock, net
  of underwriting expenses                                          2,728       27       20,666

Common stock acquired by ESOP
                                                ______   ______    ______   ______   __________     ________   ___________________
BALANCE, June 30, 1995                                              2,728       27       20,666       13,876                 (35)

Net earnings                                                                                             594

Common stock acquired by stock
  compensation plan

Amortization off deferred compensation                                                       18

Repurchase of stock (136,380 shares)

Change in net unrealized loss on
  securities available for sale, net of taxes                                                                               (167)
                                                ______   ______    ______   ______   __________     ________   ___________________
BALANCE, June 30, 1996                                   $          2,728   $   27   $   20,684     $ 14,470   $            (202)
                                                ======   ======    ======   ======   ==========     ========   ===================

                                                    DEFERRED                           TOTAL
                                                     STOCK           TREASURY      STOCKHOLDERS'
                                                  COMPENSATION         STOCK          EQUITY
                                                  ------------       --------      -------------
BALANCE, July 1, 1993                               $        -       $      -      $      13,007

Net earnings                                                                                 692

Change in net unrealized loss on
  securities available for sale, net of taxes                                               (118)
                                                  ------------       --------      -------------
BALANCE, June 30, 1994                                                                    13,581

Net earnings                                                                                177

Change in net unrealized loss on
  securities available for sale, net of taxes                                                83

Issuance of common stock, net
  of underwriting expenses                                                               20,693

Common stock acquired by ESOP                           (1,528)                          (1,528)
                                                  ------------       --------      ------------
BALANCE, June 30, 1995                                  (1,528)                          33,006

Net earnings                                                                                594

Common stock acquired by stock
  compensation plan                                       (844)                            (844)

Amortization off deferred compensation                     219                              237

Repurchase of stock (136,380 shares)                                   (1,240)           (1,240)

Change in net unrealized loss on
  securities available for sale, net of taxes                                              (167)
                                                  ------------       --------      ------------
BALANCE, June 30, 1996                            $    (2,153)       $ (1,240)     $     31,586
                                                  ===========        ========      ============

See notes to consolidated financial statements

SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996
- --------------------------------------------------------------------------------

                                            1996       1995      1994
                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                              $    594   $   177   $    692
Adjustments to reconcile net earnings
 to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                370       418        429
  Loans originated for sale                (13,906)   (1,382)   (26,151)
  Proceeds from sale of loans               13,152     1,389     26,223
  Loss (gain) loss on sale of loans, net        31        (7)       (72)
  Loss on sale or redemption of
   investment securities
   available for sale, net                      12        78         14
  Federal Home Loan Bank stock dividend       (152)     (144)      (103)
  Decrease (Increase) in prepaid
   expenses and other assets                    15       (14)        66
  Amortization of deferred loan fees           (80)      (87)      (275)
  Deferred loan origination costs             (194)     (183)      (410)
  Decrease in accrued expenses and
   other liabilities                          (204)     (277)    (1,303)
  Deferred income taxes                        (93)      362       (240)
  Provision for estimated loan losses          575       483         95
  Provision for estimated real estate
   losses                                      204        10        205
  Premium (discount) amortization on
   securities,  net                            246       157        325
  (Increase) decrease in accrued
   interest receivable                        (534)      (67)       247
  Other, net                                   572      (730)        77
                                          --------   -------   --------
     Net cash provided by (used in)
     operating activities                      608       183       (181)


See notes to consolidated financial statements

SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (CONTINUED)
- --------------------------------------------------------------------------------

                                             1996       1995       1994
                                                   (IN THOUSANDS)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities
  available for sale                       $(42,650)  $ (1,000)  $ (3,000)
Proceeds from sale and redemption of
  investment securities
  available for sale                         28,683      4,895      2,000
Proceeds from maturity of investment
  securities available for sale                                     2,000
Purchase of investment securities held                             (3,200)
  to maturity
Purchase of mortgage-backed securities
  available for sale                        (11,914)               (2,063)
Proceeds from call of investment
  securities held to maturity                 3,200
Purchase of mortgage-backed securities
  held to maturity                          (21,116)               (5,013)
Principal repayments on mortgage-backed
  securities                                  7,647      4,309     15,497
Loans funded, net                           (17,719)   (29,738)   (56,317)
Loans purchased, net                        (48,297)               (1,647)
Principal repayments on loans                25,029     19,730     41,611
Proceeds from sale of real estate             1,451        143      1,381
Purchase of premises and equipment             (517)      (371)      (499)
Purchase of FHLB stock                         (730)
Other, net                                                           (227)
                                           --------   --------   --------

      Net cash used in investing            (76,933)    (2,032)    (9,477)
       activities

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in certificate accounts         31,704     14,233      1,925
Net decrease in passbook, money market
  savings, NOW and noninterest-bearing
  accounts                                   (1,929)   (10,627)    (3,410)
Proceeds from Federal Home Loan Bank
  advances                                   50,000     31,000     22,000
Repayment of Federal Home Loan Bank
  advances                                  (15,938)   (35,352)   (16,183)
Purchase of treasury stock                   (1,240)
Purchase of stock for deferred
  compensation plans                           (775)
Issuance of common stock, net of
  underwriting expenses and
  excluding common stock acquired by
  ESOP                                                  19,165
                                           --------   --------   --------
      Net cash provided by financing         61,822     18,419      4,332
       activities                          --------   --------   --------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                               (14,503)    16,570     (5,326)

CASH AND CASH EQUIVALENTS, beginning of
  year                                       23,387      6,817     12,143
                                           --------   --------   --------

CASH AND CASH EQUIVALENTS, end of year     $  8,884   $ 23,387   $  6,817
                                           ========   ========   ========

See notes to consolidated financial statements

SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (CONTINUED)
- --------------------------------------------------------------------------------

                                                  1996        1995        1994
                                                         (IN THOUSANDS)
SUPPLEMENTAL CASH FLOW DISCLOSURES -
  Cash paid during the year for:
Interest                                        $ 12,930    $ 10,903    $ 9,368
Income taxes                                         324         641        770

NONCASH INVESTING ACTIVITIES DURING THE
 YEAR:
Real estate acquired through foreclosure         $ 2,885     $   959    $ 1,905
Mortgage-backed securities transferred
 from held to maturity
 to available for sale classification              4,775
Loans to facilitate sales of real
 estate acquired throughforeclosure                  641         896      1,259
Change in net unrealized loss on
 securities available for sale, net
 of taxes                                            167         (83)       118
Common stock acquired by ESOP                                  1,528

See notes to consolidated financial statements

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996
- --------------------------------------------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis for Presentation - SGV Bancorp, Inc. (SGV) is a savings and loan holding company incorporated in the state of Delaware that was organized for the purpose of acquiring all of the capital stock of First Federal Savings and Loan Association of San Gabriel Valley (the Association) upon its conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association. On June 28, 1995, SGV completed its sale of 2,727,656 shares of its common stock through subscription and community offerings to the Association's depositors, Board of Directors, management, employees and the public and used approximately 60% of the net proceeds from such sales to purchase all of the Association's common stock issued in the Association's conversion to stock form. Such business combination was accounted for at historical cost in a manner similar to a pooling of interests.

    Description of Business - The business of SGV consists principally of the business of the Association. SGV'S only significant assets are cash, investments and mortgage-backed securities, the capital stock of the association and sgv's loan to the Association's employee stock ownership plan (ESOP) (NOTES 12 and 15). SGV has no significant liabilities.

    The Association is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in mortgage loans secured by one-to-four family residences. To a lesser extent, the Association invests in multi-family residential mortgages, commercial real estate, land and other loans. As of June 30, 1996, the Association operated six branch offices located in the San Gabriel Valley.

    Principles of Consolidation - The consolidated financial statements include the accounts of SGV Bancorp, Inc. and its wholly-owned subsidiary, First Federal Savings and Loan Association of San Gabriel Valley and its wholly-owned subsidiary, First Covina Service Company, which was substantially inactive during 1996, 1995 and 1994 (collectively, the Company). All material intercompany balances and transactions have been eliminated in consolidation.

    Investment Securities and Mortgage-Backed Securities - The Company classifies investments in debt and equity securities into three categories: held to maturity, trading and available for sale. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Company has no trading securities. Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred taxes.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (CONTINUED)
- --------------------------------------------------------------------------------

    The Company designates investment securities and mortgage-backed securities as held to maturity or available for sale upon acquisition. Gains or losses on the sales of investment securities and mortgage-backed securities available for sale are determined on the specific identification method. Premiums and discounts on investment securities and mortgage-backed securities are amortized or accreted using the interest method over the expected lives of the related securities.

    In November 1995, the Financial Accounting Standards Board (FASB) issued a "Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities: Questions and Answers" (the Guide). The Guide allows for a one time reassessment of the classification of securities and, in connection with such a reassessment, permits the reclassification of securities from the held-to-maturity classification to the available-for-sale classification as of a single date no later than December 31, 1995, without calling into question management's intent to hold to maturity the remaining securities classified as held-to-maturity. On December 31, 1995, the Company transferred $4.8 million of mortgage-backed securities from held-to-maturity to the available-for-sale classification to provide for greater liquidity and flexibility. The transfer resulted in an unrealized loss of $36,000, net of tax, which was included as of such date in the unrealized gains (losses) on available for sale securities set forth as a separate component of stockholders' equity.

    Loans Receivable - The Company originates mortgage loans for both portfolio investment and sale in the secondary market. During the period of origination, mortgage loans are designated as held for sale or held for investment. Loans receivable held for sale are carried at the lower of cost or estimated market value determined on an aggregate basis and include loan origination costs and related fees. Any transfers of loans held for sale to the investment portfolio are recorded at the lower of cost or estimated market value on the transfer date.

    Loans receivable held for investment are carried at amortized cost adjusted for unamortized premiums and discounts and net of deferred loan origination fees and allowance for estimated loan losses. Premiums and discounts on loans are amortized or accreted using the interest method over the expected lives of the loans. These loans are not adjusted to the lower of cost or estimated market value because it is management's intention, and the Company has the ability to, hold these loans to maturity.

    On July 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan
    - Income Recognition and Disclosures. SFAS No. 114 generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 indicates that a creditor should evaluate the collectibility of both contractual interest and contractual principal when assessing the need for a loss accrual. The adoption of these statements did not have a material impact on the results of operations or the financial position of the Company, taken as a whole.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (CONTINUED)
- --------------------------------------------------------------------------------

    The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. The Company applies the measurement provisions of SFAS No. 114 to all loans in its portfolio with the exception of one- to four-family residential mortgage loans and consumer lines of credit which are evaluated on a collective basis. Also, loans which have delays in payments of less than four months are not necessarily considered impaired unless other factors apply to the loans. The accrual of interest income on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered permanent, a charge-off is recorded; where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan.

    Interest on loans is credited to income as earned. Interest receivable is accrued only if deemed collectible. Generally, interest is not accrued on loans delinquent three payments or more. Loan origination and commitment fees and certain incremental direct loan origination costs are deferred, and the net fees or costs for loans held for investment are amortized into interest income over the contractual lives of the related loans. Other loan fees and charges representing service costs for the repayments of loans, delinquent payments or miscellaneous loan services are recorded as income when collected.

    Gains or losses resulting from sales of loans are recorded at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the assets sold. Additionally, excess servicing fees receivable may also be recorded and represent the present value, if any, of the portion of estimated future interest income retained on loans sold based on certain prepayment assumptions and net of a normal servicing fee. These receivables are amortized in proportion to and over the estimated period that such interest will be collected.

    The Company may hedge its interest rate exposure on loans held for sale and commitments to originate loans by entering into forward sales contracts. Realized and unrealized gains and losses on forward sales contracts are deferred and recognized as adjustments to the gain or loss on sale of loans.

    Real Estate Acquired Through Foreclosure - Properties acquired through foreclosure are initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for estimated loan losses. Subsequent declines in value are charged to operations.

    Allowances for Estimated Loan and Real Estate Losses - Valuation allowances for estimated loan and real estate losses are provided when any significant decline in value is deemed to have occurred. Specific loss allowances are established for loans that are deemed impaired, if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. In estimating losses, management considers the estimated sales price, cost of refurbishment,

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (CONTINUED)
- --------------------------------------------------------------------------------

    payment of delinquent taxes, cost of holding the property (if an extended period is anticipated) and cost of disposal. Additionally, general valuation allowances for loan and real estate losses have been established. The estimates for these allowances are normally influenced by current economic conditions, actual loss experience, industry trends and other factors such as the current adverse economic conditions experienced (including declining real estate values) in the area in which the Company's lending and real estate activities are based.

    In addition, various regulatory agencies, as an integral part of their examination process, periodically review the association's allowance for loan losses. Such agencies may require the Association to recognize additions to the allowance based on judgments different from those of management.

    Although management uses the best information available to make these estimates, future adjustments to the allowances may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company's control.

    Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation and amortization. The Company depreciates its premises and equipment primarily by use of the straight-line method over the estimated useful lives as follows:

     office buildings                                             20 to 40 years
     Furniture, fixtures and equipment                             3 to 10 years

    Income Taxes - The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under this standard, deferred tax assets and liabilities represent the tax effects of the temporary differences in the basis of certain assets and liabilities for tax and financial statement purposes, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements.

    The Company files its tax returns on a fiscal year basis.

    Recent Accounting Development.- The Fasb has issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to be Disposed of and SFAS No. 122, Accounting for mortgage-servicing rights, which the Company adopted effective July 1, 1996. There was no material impact on the Company's financial condition and results of operations upon adoption of these statements.

    In October 1995, The FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement establishes a fair value based method of accounting for stock-based compensation plans. It encourages, but does not require, entities to adopt that method in place of the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (CONTINUED)
- --------------------------------------------------------------------------------

    Stock Issued to Employees, for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

    The Company has elected to continue to apply the accounting provisions of APB No. 25 to its stock-based compensation awards to employees and, in the future, will disclose the pro forma effect on net earnings and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been adopted.

    The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. Management does not believe that the adoption of SFAS No. 123 will have a significant impact on its stock-based arrangements with nonemployees.

    The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.

    Use of Estimates in the Preparation of Consolidated Financial Statements - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting years. Actual results could differ from those estimates.

    Presentation of Cash Flows - All highly-liquid instruments with original maturities of three months or less are considered to be cash equivalents.

    Stockholders' Equity - Earnings per share for the year ended june 30, 1996 are based on weighted average common shares outstanding of 2,519,090. The total issued shares of 2,727,656 have been adjusted for the weighted average of: unallocated shares under the ESOP of 180,329, reduction of outstanding shares purchased for the stock compensation plan of 22,030 and the acquisition of treasury stock of 6,207.

    Earnings per share are not presented for periods prior to conversion to stock form, as the Association was a mutual savings and loan association and no stock was outstanding.

    Reclassifications - Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with classifications in 1996.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (CONTINUED)
- --------------------------------------------------------------------------------

2.  REGULATORY CAPITAL REQUIREMENTS AND OTHER REGULATORY MATTERS

    The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of June 30, 1996, that the Association meets all capital adequacy requirements to which it is subject.

    Qualitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

    As of June 30, 1996, the most recent notification from the OTS categorized the Association as well capitalized under the regulatory framework for prompt corrective action. to be categorized as well capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association's category.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (CONTINUED)
- --------------------------------------------------------------------------------

    The Association's actual capital amounts and ratios are also presented in the table.

                                                                                  To be well
                                                                               capitalized under
                                                                               prompt corrective
                                                        Actual                 actual provisions:
                                                 ----------------------       -------------------
                                                 Amount         Ratio         Amount        Ratio
                                                               (dollars in thousands)
    As of June 30, 1996:
     Total Capital (to Risk Weighted Assets)     $26,438        16.51%        $16,013       10.0%
     Tier I Capital (to Risk Weighted Assets)     25,380        15.85           9,608        6.0
     Tier I Capital (to Average Assets)           25,380         8.49          14,943        5.0

    As of June 30, 1995:
     Total Capital (to Risk Weighted Assets)     $25,558        18.56%        $13,773       10.0%
     Tier I Capital (to Risk Weighted Assets)     24,766        17.98           8,264        6.0
     Tier I Capital (to Average Assets)           24,766         9.47          13,079        5.0

    In accordance with the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), the Office of Thrift Supervision (OTS) established regulations requiring the Association to maintain (i) tangible capital equal to 1.5% of adjusted total assets, (ii) core capital equal to 3% of adjusted total assets, and (iii) risk-based capital equal to 8% of risk-weighted assets.

    The following table summarizes the OTS regulatory capital requirements under FIRREA for the Association at June 30, 1996. As indicated in the table, the Association's capital levels exceed all three of the currently applicable minimum capital requirements.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (CONTINUED)
- --------------------------------------------------------------------------------

                                                                                                       TOTAL
                                                TANGIBLE CAPITAL             CORE CAPITAL         RISK-BASED CAPITAL
                                             ----------------------   ------------------------ -----------------------
                                                AMOUNT         %             AMOUNT     %          AMOUNT         %
                                                                       (dollars in thousands)
    Balance at end of year:
     Equity per Association
      financial statements                     $ 25,224                    $ 25,224               $ 25,224
     Adjustments for regulatory
      capital purposes:
      Net unrealized loss on debt
       securities available for sale,
       net of taxes                                 156                         156                    156
      General valuation allowance                                                                    1,058
                                               --------                    --------               --------

    Regulatory capital                           25,380      7.63%           25,380   7.63%         26,438     16.51%
    Minimum capital requirement                   4,992      1.50%            9,984   3.00%         12,810      8.00%
                                               --------      ----          --------   ----        --------     -----

    Excess regulatory capital                  $ 20,388      6.13%         $ 15,396   4.63%       $ 13,628      8.51%
                                               ========      ====          ========   ====        ========     =====

    The OTS issued final regulations which set forth the methodology for calculating an interest rate risk component that is being incorporated into the OTS regulatory capital rules. Under the new regulations, only savings institutions with above normal interest rate risk exposure are required to maintain additional capital. This additional capital would increase the amount of a savings institution's otherwise required risk-based capital requirement. The final rule became effective January 1, 1994 and implementation will not begin until the Association has been notified by the OTS.

    Management believes that, under current regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as changing interest rates or a further downturn in the economy in areas where the Association has most of its loans, could adversely affect future earnings and, consequently, the ability of the Association to meet its future minimum capital requirements.

    At periodic intervals, both the OTS and the Federal Deposit Insurance Corporation (FDIC) routinely examine the Association's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on these examinations, the regulators can direct that the Association's financial statements be adjusted in accordance with their findings.

    The OTS concluded an examination of the Association in June 1996. Examination results have been reflected in the consolidated financial statements presented herein. Future examinations by the OTS or FDIC could include a review of certain transactions or other amounts reported in the Association's 1996 financial statements. Adjustments, if any, cannot presently be determined.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (CONTINUED)
- --------------------------------------------------------------------------------

    As of June 30, 1996, there is legislation pending in Congress that would impose a one-time assessment expected to be between 65 and 70 basis points on the amount of deposits as of a date to be determined, held by the Savings Associations Insurance Fund (SAIF) member institutions to recapitalize SAIF. Based on the level of the Association's deposit accounts at June 30, 1996, management estimates that the one-time insurance assessment would approximate $1.5 million to $1.7 million prior to any tax effects. Management believes that the Association's capital would continue to exceed regulatory capital requirements for a well capitalized institution. It is anticipated by management that if the one-time assessment is levied, the annual deposit insurance premiums in future periods would decrease. In addition, other pending legislation includes the requirement that federal chartered thrifts convert to national banks or state-chartered institutions and that the Bank Insurance Fund (BIF) and SAIF insurance funds would merge. No assurances can be given as to whether the legislation discussed above will be enacted or, if enacted, what the terms of such legislation would be. Management cannot predict the ultimate impact the final legislation and regulatory actions will have on the Association and its operations.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (CONTINUED)
- --------------------------------------------------------------------------------

3.  INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

    A summary of investment securities and mortgage-backed securities available for sale at June 30 follows:

                                                                           1996
                                             ---------------------------------------------------------------
                                                                   GROSS          GROSS           ESTIMATED
                                               AMORTIZED         UNREALIZED    UNREALIZED           FAIR
                                                 COST              GAINS         LOSSES             VALUE
                                                                      (IN THOUSANDS)
        Money market funds and adjustable
         interest rate mutual funds            $  9,000           $     -        $   24          $  8,976
        U.S. Government and federal agency
         obligations                              6,000                 4            76             5,928
                                               --------           -------        ------          --------
         Total investment securities             15,000                 4           100            14,904
                                               --------           -------        ------          --------

        FHLMC mortgage-backed securities          3,987                 8            72             3,923
        FNMA mortgage-backed securities          10,746                             154            10,592
        Other mortgage-backed securities          2,130                              31             2,099
                                               --------           -------        ------          --------
         Total mortgage-backed securities        16,863                 8           257            16,614
                                               --------           -------        ------          --------

          Total                                $ 31,863           $    12        $  357          $ 31,518
                                               ========           =======        ======          ========

                                                                          1995
                                             ---------------------------------------------------------------
                                                                   GROSS         GROSS          ESTIMATED
                                                AMORTIZED        UNREALIZED    UNREALIZED          FAIR
                                                  COST             GAINS         LOSSES            VALUE
                                                                     (IN THOUSANDS)
    FHLB step bond                              $ 1,000           $     -        $    -          $  1,000
    FHLMC mortgage-backed securities              3,674                10            70             3,614
                                                -------           -------        ------          --------

     Total                                      $ 4,674           $    10        $   70          $  4,614
                                                =======           =======        ======          ========

    There were no sales of investment securities and mortgage-backed securities available for sale during the year ended June 30, 1996. Proceeds from redemption of the adjustable interest rate mutual fund during the year ended June 30, 1996 were $2,000,000. A loss of $12,000 was realized on the redemption.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (CONTINUED)
- --------------------------------------------------------------------------------

    During the year ended June 30, 1995, the Company redeemed the balance of its investment in the adjustable interest rate mutual fund and sold its investment in a U.S. Treasury note. The proceeds from these transactions were $4,895,000 and resulted in a total loss of $78,000. There were no sales of mortgage-backed securities available for sale during the year ended June 30, 1995.

    There were no sales of investment securities and mortgage-backed securities available for sale during the year ended June 30, 1994. Proceeds from redemption of the adjustable interest rate mutual fund during the year ended June 30, 1994 were $2,000,000. A loss of $14,000 was realized on the redemption.

    The FHLB step bond is a bond with interest rates that rise on a predetermined schedule and a call feature at par retained by the issuing agency. No other imbedded options apply to this investment. At June 30, 1995, the FHLB step bond had contractual maturities between one and five years. The bond was called during fiscal 1996.

    The weighted average interest rate on investment securities available for sale was 6.61% and 7.00% at June 30, 1996 and 1995, respectively. The weighted average interest rate on mortgage-backed securities available for sale was 6.89% and 6.30% at June 30, 1996 and 1995, respectively.

    At June 30, 1996, $7.7 million of mortgage-backed securities available for sale had adjustable interest rates, with the remaining $9.2 million having fixed interest rates. At June 30, 1995, all mortgage-backed securities available for sale had fixed interest rates. The weighted average remaining years to maturity of the mortgage-backed securities available for sale are
    14.3 years at June 30, 1996.

    At June 30, 1996, all investment securities available for sale (excluding money market funds and adjustable rate mutual funds) are scheduled to mature in one to five years.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (CONTINUED)
- --------------------------------------------------------------------------------

4.  INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES HELD TO MATURITY

    A summary of investment securities and mortgage-backed securities held to maturity at June 30 follows:

                                                                         1996
                                             -------------------------------------------------------------
                                                                 GROSS            GROSS        ESTIMATED
                                               AMORTIZED       UNREALIZED       UNREALIZED       FAIR
                                                 COST            GAINS            LOSSES         VALUE
                                                                     (IN THOUSANDS)
    FHLMC mortgage-backed securities            $10,426          $  26             $  91       $ 10,361
    FNMA mortgage-backed securities                 287              8                              295
    GNMA mortgage-backed securities              15,420                              517         14,903
    Other mortgage-backed securities              1,568                                3          1,565
                                                -------          -----             -----       --------

      Total mortgage-backed securities          $27,701          $  34             $ 611       $ 27,124
                                                =======          =====             =====       ========

                                                                        1995
                                             ------------------------------------------------------------
                                                                 GROSS            GROSS        ESTIMATED
                                               AMORTIZED       UNREALIZED       UNREALIZED       FAIR
                                                 COST            GAINS            LOSSES         VALUE
                                                                      (IN THOUSANDS)
    FHLB step bond                             $  3,200          $   -             $  10       $  3,190

    FHLMC mortgage-backed securities             11,103            101                73         11,131
    FNMA mortgage-backed securities               4,632             15               111          4,536
                                               --------          -----             -----       --------

      Total mortgage-backed securities           15,735            116               184         15,667
                                               --------          -----             -----       --------

        Total                                  $ 18,935          $ 116             $ 194       $ 18,857
                                               ========          =====             =====       ========

    Mortgage-backed securities totaling approximately $538,000 were pledged at June 30, 1996 for public funds on deposit. Also, mortgage-backed securities totaling approximately $16.8 million were pledged at June 30, 1996 as collateral for FHLB borrowings.

    The Company did not sell any investment securities or mortgage-backed securities held to maturity during the years ended June 30, 1996, 1995, and 1994.

    The rate on the FHLB step bond rises on a predetermined schedule with a call feature at par retained by the issuing agency. No other imbedded options apply to this investment. At June 30,

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (CONTINUED)
- --------------------------------------------------------------------------------

    1995, the FHLB step bond had contractual maturities between 5 and 10 years. The bond was called during fiscal 1996.

    The weighted average interest rate on investment securities held to maturity was 6.50% at June 30, 1995.

    The weighted average interest rate on mortgage-backed securities held to maturity was 7.75% and 7.83% at June 30, 1996 and 1995, respectively. At June 30, 1996, $4.2 million of the Company's mortgage-backed securities held to maturity had adjustable interest rates with the remaining $23.5 million having fixed interest rates. At June 30, 1995, all mortgage-backed securities held to maturity have fixed interest rates. The weighted average remaining years to maturity of the mortgage-backed securities held to maturity are 23.1 years at June 30, 1996.

5.  LOANS RECEIVABLE

    A summary of loans receivable at June 30 follows:

                                                              1996          1995
                                                           (DOLLARS IN THOUSANDS)
    Conventional trust deed loans on real estate:
    Single family 1-4 units                                $ 226,660     $ 187,693
    Multifamily                                               21,690        20,431
    Commercial loans secured by trust deeds                    9,331         9,567
    Construction and land                                                      415
    Consumer                                                     440           602
                                                           ---------     ---------

                                                             258,121       218,708
    Less (plus):
    Unamortized yield adjustments                                (64)           45
    Deferred loan fees                                           451           472
    Allowance for estimated loan losses                        1,058           792
                                                           ---------     ---------
                                                             256,676       217,399

    Less Loans held for sale                                     723
                                                           ---------     --------

    Loans receivable held for investment, net              $ 255,953     $ 217,399
                                                           =========     =========

    Weighted average interest rate at end of period             7.77%         7.66%
                                                               =====         =====

    At June 30, 1996, adjustable rate loans approximated $198,100,000. The adjustable rate loans have interest rate adjustment limitations and are generally indexed to the Eleventh District Cost of Funds and the weekly one-year Treasury constant maturity index. Future market factors may

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (CONTINUED)
- --------------------------------------------------------------------------------

    affect the correlation of the interest rate adjustment with the rates the Company pays on short-term deposits that have been utilized primarily to fund these loans.

    Activity in the allowance for estimated loan losses is summarized as follows for the year ended June 30:

                                                           1996     1995    1994
                                                               (IN THOUSANDS)
    Balance, beginning of year                            $   792  $  562  $  472
    Provision for estimated loan losses                       575     483      95
    Charge-offs                                              (310)   (258)    (10)
    Recoveries                                                  1       5       5
                                                          -------  ------  ------

    Balance, end of year                                  $ 1,058  $  792  $  562
                                                          =======  ======  ======

    At June 30, 1996, the Company had classified $1.1 million of its loans as impaired with $91,000 in specific reserves as determined in accordance with SFAS No. 114, as amended by SFAS No 118. In addition, the Company has $821,000 in impaired loans which were collectively evaluated for impairment with no specific reserves set aside as of June 30, 1996. The average recorded investment in impaired loans, inclusive of those evaluated collectively, during the year ended June 30, 1996, was approximately $2.4 million. Interest income on impaired loans of $31,000 was recognized for cash payments received in the year ended June 30, 1996.

    Generally, loans delinquent three payments or more are placed on nonaccrual status, meaning that the Company stops accruing interest on such loans and reverses any interest previously accrued but not collected. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. For the years ended June 30, 1996, 1995 and 1994, contractually due interest of approximately $118,000, $126,000 and $54,000, respectively, was not recognized in income. At June 30, 1996, 1995 and 1994, nonaccrual loans approximated $1,962,000, $1,922,000 and $1,115,000, respectively. At June 30, 1996, the Company had two troubled-debt restructured loans totaling approximately $1.1 million, of which, one for approximately $667,000 is considered an impaired loan.

    The Company is engaged in attracting deposits from the general public and using those deposits together with borrowings and other funds primarily to originate permanent residential mortgage loans in its normal lending areas in Los Angeles, San Bernardino, Riverside and Orange Counties.

    At June 30, 1996, 1995 and 1994, the Company was servicing loans for others amounting to approximately $ 98,000,000, $96,000,000 and $104,000,000, respectively.

    Under FIRREA, a federally chartered savings and loan association's aggregate commercial real estate loans may not exceed 400% of its capital as determined under the capital standards

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (CONTINUED)
- --------------------------------------------------------------------------------

    provisions of FIRREA. FIRREA does not require divestiture of any loan that was lawful when it was originated. At June 30, 1996 and 1995, the Association estimates that, while complying with this limitation, it may originate an additional $91,565,000 of commercial real estate loans.

    The Association is subject to numerous lending-related regulations. Under FIRREA, the Association may not make real estate loans to one borrower in excess of 15% of its unimpaired capital and surplus, plus an additional 10% for loans secured by readily marketable collateral. This 15% limitation results in a dollar limitation of approximately $3,784,000 at June 30, 1996.

    Transactions in loans to officers, directors and employees are as follows for the years ended June 30:

                                                     1996      1995      1994
                                                          (IN THOUSANDS)
    Balance, beginning of year                     $ 1,192   $ 1,645   $ 1,297
     New loans to employees                                                492
     Principal paydowns and payoffs                   (182)     (453)     (144)
                                                   -------   -------   -------
    Balance, end of year                           $ 1,010   $ 1,192   $ 1,645
                                                   =======   =======   =======

    On May 22, 1991, the Board of Directors of the Association adopted a resolution prohibiting future loans to affiliated persons (i.e., directors and senior officers).


6.  ACCRUED INTEREST RECEIVABLE

    A summary of accrued interest receivable at June 30 follows:

                                                      1996      1995
                                                       (IN THOUSANDS)
    Loans receivable                                 $ 2,148   $ 1,805
    Mortgage-backed securities                           333       181
    Investment securities and other                      107        68
                                                     -------   -------

                                                     $ 2,588   $ 2,054
                                                     =======   =======

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (CONTINUED)
- --------------------------------------------------------------------------------

7.  REAL ESTATE ACQUIRED THROUGH FORECLOSURE

    A summary of real estate acquired through foreclosure at June 30 follows:

                                                                 1996        1995
                                                                  (IN THOUSANDS)
    One- to four-unit properties                                $ 1,185     $  489
    Land                                                            861        902
    Allowance for estimated real estate losses                     (557)      (569)
                                                                -------     ------

                                                                $ 1,489     $  822
                                                                =======     ======

    Activity in the allowance for estimated real estate losses is as follows for the years ended June 30:

                                                       1996            1995          1994
                                                                 (IN THOUSANDS)
    Balance, beginning of year                       $  569         $   838        $  633
    Provision for estimated real estate losses          204              10           205
    Chargeoffs                                         (216)           (279)
                                                     ------         -------        ______

    Balance, end of year                             $  557         $   569        $  838
                                                     ======         =======        ======

    Net loss on real estate acquired through foreclosure is summarized as follows for the years ended June 30:

                                                          1996            1995          1994
                                                                    (IN THOUSANDS)
    Net gain (loss) on sales of real estate              $   95         $   (81)       $   (8)
    Other expenses, net                                    (162)           (126)         (303)
    Provision for estimated real estate losses             (204)            (10)         (205)
                                                         ------         -------        ------

    Net loss on real estate acquired
     through foreclosure                                 $ (271)        $  (217)       $ (516)
                                                         ======         =======        ======

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (CONTINUED)
- --------------------------------------------------------------------------------


8.  PREMISES AND EQUIPMENT

    A summary of premises and equipment at June 30 follows:

                                                          1996             1995
                                                             ( IN THOUSANDS)
    Land                                                $   523          $   523
    Office buildings                                      4,868            4,648
    Furniture, fixtures and equipment                     2,839            3,093
                                                        -------          -------

                                                          8,230            8,264
    Less accumulated depreciation and amortization       (5,215)          (5,396)
                                                        -------          -------

                                                        $ 3,015          $ 2,868
                                                        =======          =======

9.  DEPOSIT ACCOUNTS

    Deposit accounts are summarized as follows at June 30:

                                                          1996                           1995
                                                ----------------------------  ------------------------------
                                                                   INTEREST                       INTEREST
                                                   BALANCE           RATE*       BALANCE            RATE*
                                                                    (DOLLARS IN THOUSANDS)
    Passbook accounts                             $  17,638          2.00%      $  19,643           2.05%
    Money market savings accounts                     7,409          2.51%          8,016           2.25%
    NOW accounts                                     20,270          1.47%         20,764           1.64%
    Noninterest-bearing accounts                      2,681                         1,504
                                                  ---------                     ---------

                                                     47,998          1.74%         49,927           1.85%

    Certificates of deposit:**
     Less than three months                           4,508          4.41%          1,007           3.83%
     Three to six months                             10,437          4.49%          8,951           4.18%
     Six to twelve months                            61,021          5.26%         37,658           5.75%
     Twelve months and greater                      110,075          5.53%        106,721           5.68%
                                                  ---------                     ---------

                                                    186,041          5.36%        154,337           5.59%
                                                  ---------                     ---------

                                                  $ 234,039          4.62%      $ 204,264           4.68%
                                                  =========                     =========

    *  Based on weighted average stated interest rates.
    ** At June 30, 1996, included in certificate accounts are 353 accounts totaling $41,600,000, with balances of $100,000 or more.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (CONTINUED)
- --------------------------------------------------------------------------------

    Certificate accounts are scheduled to mature as follows at June 30, 1996:

                                                                 (IN THOUSANDS)
    Within one year                                                $ 157,829
    One to two years                                                  16,839
    Two to three years                                                 3,207
    Three to four years                                                4,897
    Four to five years                                                 3,269
                                                                   ---------

                                                                   $ 186,041
                                                                   =========

    Savings deposits of approximately $100,000, obtained from governmental agencies within California, are secured by mortgage-backed securities with carrying values of approximately $539,000 at June 30, 1996.

    Interest expense on deposit accounts is summarized as follows for the year ended June 30:

                                        1996         1995        1994
                                                (IN THOUSANDS)
    Passbook accounts                 $    370     $   436     $   536
    NOW accounts                           341         303         359
    Money market savings accounts          166         232         304
    Certificate accounts                 9,194       7,208       5,820
                                      --------     -------     -------

                                      $ 10,071     $ 8,179     $ 7,019
                                      ========     =======     =======

10. FEDERAL HOME LOAN BANK ADVANCES

    Advances from the Federal Home Loan Bank (FHLB) are scheduled to mature as follows at June 30, 1996:

                                                            (IN THOUSANDS)
    Year ending June 30:
    1997                                                      $  28,000
    1998                                                         17,000
    1999                                                         12,500
    2000                                                          2,000
    2001                                                          4,000
    Thereafter through 2004                                       4,009
                                                              ---------
                                                              $  67,509
                                                              =========

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------

     At June 30, 1996 and 1995, the weighted average interest rate on FHLB advances was 6.23% and 7.01% respectivety. At June 30, 1996, the advances, all of which are fixed rate, were collateralized by certain real estate loans with aggregate unpaid principal balance of approximately $86,093,000 and by certain mortgage-backed securities with an aggregate remaining principal balance of approximately $16,812,000 and the Company's investment in the capital stock of the FHLB of san francisco.

     The following summarizes activities in advances from the FHLB for the year ended June 30:

                                                              1996         1995       1994
                                                                 (DOLLARS IN THOUSANDS)
     Average amount outstanding during the period            $49,419      $39,329    $34,904
                                                             =======      =======    =======

     Maximum amount outstanding at any month-end
       during the period                                     $74,115      $42,642    $37,880
                                                             =======      =======    =======

     Weighted average interest rate during  the period          6.50%        6.79%      6.70%
                                                             =======      =======    =======

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------

11. INCOME TAXES

    Income taxes are summarized as follows for the year ended June 30:


                                                   1996     1995     1994
                                                       (IN THOUSANDS)
     Current:
       Federal                                     $ 354    $(200)    $ 363
       State                                          80      (34)      370
                                                   -----    -----     -----

         Total current                               434     (234)      733

     Deferred:
       Federal                                       (22)     289        (5)
       State                                          20       73      (235)
                                                   -----    -----     -----

         Total deferred                               (2)     362      (240)
                                                   -----    -----     -----

                                                   $ 432    $ 128     $ 493
                                                   =====    =====     =====

    A reconciliation from the statutory federal income tax rate to the consolidated effective income tax rate follows for the year ended June 30:

                                                   1996      1995     1994

     Federal income tax rate                        35.0 %   35.0 %    35.0 %
     State taxes, net of federal benefit             8.0 %    8.0 %     7.5 %
     Other, net                                     (1.0)%   (1.0)%    (0.9)%
                                                   -----    -----     -----

                                                    42.0%    42.0%     41.6%
                                                   =====    =====     =====

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------

    At June 30, 1996 and 1995, the deferred components of the Company's total income tax liabilities (assets), as included in the consolidated statements of financial condition, are summarized as follows:

                                                       1996         1995
                                                         (IN THOUSANDS)
     Deferred tax liabilities:
       Federal Home Loan Bank stock dividends        $   695       $  626
       Depreciation                                      308          272
       Loan fees                                         793          761
       Prepaid expenses                                   67          105
       Other                                               4           97
                                                     -------       ------

         Gross deferred tax liabilities                1,867        1,861

     Deferred tax assets:
       Bad debt reserve                                 (702)        (603)
       State taxes                                      (113)        (146)
       Excess servicing gain                                           (2)
       Capital loss carryforward                         (40)         (35)
       California AMT credit carryforward                (30)         (30)
       Unrealized losses on securities                    (1)         (25)
       Other                                            (199)        (146)
                                                     -------       ------

         Gross deferred tax assets                    (1,085)        (987)

     Valuation allowance
                                                     -------       ------

     Net deferred tax liability                      $   782       $  874
                                                     =======       ======

    The Association's financial statement retained earnings includes tax bad debt deductions for which no provision for federal income taxes has been made. If distributions to shareholders are made in excess of current or accumulated earnings and profits or if stock of the Association is partially redeemed, this tax bad debt reserve, which approximates $2,700,000 at June 30, 1996, will be recaptured into income at the then prevailing federal income tax rate. The related unrecognized deferred tax liability is approximately $945,000. It is not contemplated that the Association will make any disqualifying distributions that would result in the recapture of these reserves.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------

12. COMMITMENTS AND CONTINGENT LIABILITIES

    The Company conducts a portion of its operations from premises under operating leases. Rental expense, net of sublease payments, was $143,000, $136,000 and $139,000 for the years ended June 30, 1996, 1995 and 1994, respectively. Sublease payments were $107,000, $109,000 and $132,000 for the years ended June 30, 1996, 1995 and 1994, respectively. Minimum rental commitments for noncancelable leases follow at June 30, 1996:

                                                                    (IN THOUSANDS)

     First year                                                         $  284
     Second year                                                           259
     Third year                                                            241
     Fourth year                                                           241
     Fifth year                                                             96
     Thereafter                                                            431
                                                                        ------

                                                                        $1,552
                                                                        ======

    The Company becomes involved in claims and litigation arising from its normal business activities. After consultation with legal counsel, management is of the opinion that the ultimate liability, if any, resulting from the disposition of such claims and litigation would not be material to the consolidated financial statements of the Company.

    The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Moreover, the total commitment amounts do not necessarily represent future cash requirements. Collateral generally includes residential or commercial real estate. For forward sales contracts, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its forward sales contracts through limits and monitoring procedures.

    At June 30, 1996 and 1995, the Company has loan funding commitments of approximately $1,118,000 and $1,071,000, respectively. At June 30, 1996 and 1995, the majority were fixed rate mortgage loans. Loan funding commitments are generally for a period of 15 to 45 days.

    The Company uses forward sales contracts to hedge interest rate exposure generally on secondary mortgage market operations. As of June 30, 1996, the Company had $500,000 in open forward

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------

    sales contracts with no material unrecorded gains/losses. There were no open forward sales contracts as of June 30, 1995.

    The Company provides a profit-sharing plan which is offered to officers and full-time employees meeting the eligibility requirements specified in the plan. The plan provides for optional annual contributions by the Company at the discretion of the Board of Directors. On September 1, 1993, the Company added a 401(k) plan option to the existing profit-sharing plan. The 401(k) plan is a defined contributory plan which allows employee contributions. Total profit-sharing and 401(k) plan expenses were $39,000, $142,000, and $106,000 for the years ended June 30, 1996, 1995 and 1994, respectively.
    The Company's maximum annual contribution is 15% of the amount of eligible compensation.

    The Company previously maintained a separate defined benefit plan covering only outside Board of Director members. Such plan was terminated during the year ended June 30, 1995. Participants currently remaining in the plan will be paid out according to existing plan terms. No further contributions will be made by the Company. Pension expense was $16,000, $26,000 and $28,000 for the years ended June 30, 1996, 1995 and 1994, respectively. The accrued pension liability cost was approximately $193,000 at June 30, 1996.

    The Association established for eligible employees an ESOP and related trust that became effective upon the conversion of the Association from a mutual to a stock savings and loan association (the Conversion). Full-time employees employed with the Association as of January 1, 1995 and full-time employees of the Company or the Association employed after such date, who have been credited with at least 1,000 hours during a 12-month period and who have attained the age of 21 will become participants. The ESOP purchased 7% of the common stock issued by SGV Bancorp, Inc. (see Note 1).

    The ESOP borrowed $1,528,000 from the Company in order to purchase the common stock. The loan will be repaid principally from the Associations contributions to the ESOP over a period of seven years, and the collateral for the loan will be the common stock purchased by the ESOP. The interest rate for the loan is 8%. At June 30, 1996, the outstanding balance of the loan was $1,418,000 and a total of 13,638 shares of common stock was allocated to employee accounts.

    Shares purchased by the ESOP are pledged as collateral for the loan and will be held in a suspense account until released for allocation among participants as the loan is repaid. The pledged shares will be released annually from the suspense account in an amount proportional to the repayment of the ESOP loan for each plan year. The released shares will be allocated among the accounts of participants on the basis of the participants compensation for the year of allocation. Participants generally become 100% vested in their ESOP account after six years of credited service or if their service was terminated due to death, early retirement, permanent disability or a change in control. Prior to the completion of two years of credited service, a participant who terminates employment for reasons other than death, retirement, disability, or change in control of the Association or Company will not receive any benefit. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Benefits may be payable upon

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------

    death, retirement, early retirement, disability or separation from service. The contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated.

    The expense related to the ESOP for the year ended June 30, 1996 was approximately $248,000. At June 30, 1996, unearned compensation related to the ESOP approximated $1,309,000 and is shown as a reduction of stockholders equity in the accompanying consolidated statements of financial condition.

    The Association maintains a non-qualified Supplemental Executive Retirement Plan (SERP) to provide certain officers and highly compensated employees with additional retirement benefits. The benefits provided under the SERP will make up the benefits lost to the SERP participants due to application of limitations on compensation and maximum benefits applicable to the Association's tax-qualified 401(k) Plan and the ESOP. Benefits will be provided under the SERP at the same time and in the same form as the benefits will be provided under the 401(k) Plan and the ESOP. Included in accrued expenses at June 30, 1996 are $9,000 of benefits related to the SERP.

    The Association has implemented a Directors' Deferred Fee Stock Unit Plan (Deferred Fee Plan) for its directors. The Deferred Fee Plan permits directors to defer receipt of directors' fees paid by the Association until their service with the Board of Directors terminates. The Deferred Fee Plan also permits directors to defer receipt of the vested accrued benefit otherwise payable from the terminated Director's Retirement Plan into the director's account under the terms of the Deferred Fee Plan. The directors' deferred fees are credited to the account of participating directors under the terms of the Deferred Fee Plan and are credited with earnings based on several investment choices, including Company stock. If a participant chooses to have deferred fees credited to a stock unit account with the Deferred Fee Plan, the participant will receive a benefit based on the value and appreciation in the stock of the Company. Included in accrued expenses at June 30, 1996 are $75,000 of deferrals related to the Deferred Fee Plan.

    At the Companys Annual Meeting of Stockholders on January 17, 1996, the stockholders approved the First Federal Savings and Loan Association of San Gabriel Valley 1995 Master Stock Compensation Plan (the Stock Compensation
    Plan). The Stock Compensation Plan, which is a non-qualified plan, was authorized to acquire up to 81,829 shares of the Company common stock either directly for the Company or through purchases in the open market to be used for the granting of plan share grants and plan share allocations. The Association contributed funds to the Stock Compensation Plan to enable the Stock Compensation Plan trustees to acquire the necessary shares of the common stock. The 81,829 shares were acquired in several transactions at an average market price of $9.469 per share. These shares represent deferred compensation and have been accounted for as a reduction in stockholders equity in the accompanying consolidated statement of financial condition. Such shares are held in trust.

    The Stock Compensation Plan allocated 16,366 shares to current and future directors with the remaining shares allocated to employees. The shares allocated to directors are granted in equal installments over a five year period. The shares allocated to employees are granted over a five year

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------

    period with a percentage considered as a base grant, and the remaining percentages granted if the Company achieves certain performance levels. The percentages are determined by the Companys compensation committee. Shares vest in equal annual installments of 20% over a five year period. The expense related to the Stock Compensation Plan for the year ended June 30, 1996 was approximately $53,000.

    At the Companys Annual Meeting of Stockholders on January 17, 1996, the stockholders approved the SGV Bancorp, Inc. 1995 Master Stock Option Plan (the Stock Option Plan). The Stock Option Plan authorizes the granting of options equal to 272,765 shares of common stock. All officers and other employees of the Company and its affiliates, and directors who are not also serving as employees of the Company or any of its affiliates are eligible to receive awards under the Stock Option Plan.

    Options granted under the Stock Option Plan will be made at an exercisable price equal to the fair market value on the date of grant. Options expire ten years from the date of the grant.

    Awards granted to employees may include incentive stock options, nonstatutory stock options and limited rights which are exercisable only upon a change in control of the Company. Awards granted to nonemployee directors are nonstatutory options. Options are exercisable in five equal annual installments of 20%, commencing one year from the date of the grant.

    The following is a summary of activity in the Stock Option Plan during 1996:

     Shares granted (average exercise price of $9.63)            261,851
                                                                 =======

     Shares outstanding at June 30, 1996 (average exercise
     price of $9.63)                                             261,851
                                                                 =======

    No options were exercised, forfeited or expired during 1996 and none were exercisable at June 30, 1996.

    At June 30, 1996, shares reserved for future grants are 10,914.

    During the year ended June 30, 1996, the Company entered into employment agreements (Agreements) with its president/chief executive officer and its executive vice president/chief financial officer. The Agreements provide for three-year terms for both individuals commencing on June 28, 1995. The employment agreements provide that, commencing on the first annivesary date and continuing each anniversary date thereafter, the Board of Directors may extend the agreement for an additional year so that the remaining term shall be three years.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosures of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at June 30, 1996 and 1995:

                                                          1996
                                                 -------------------------
                                                  CARRYING      ESTIMATED
                                                   AMOUNT      FAIR VALUE
                                                      (IN THOUSANDS)
     Assets:
     Cash, including short-term bank                $  8,884     $  8,884
      obligations
     Investment securities available for sale         14,904       14,904
     Mortgage-backed securities available             16,614       16,614
      for sale
     Mortgage-backed securities held to               27,701       27,124
      maturity

     Loans receivable:
       Fixed                                          59,482       59,248
       Variable                                      196,677      196,677

     Federal Home Loan Bank stock                      3,747        3,747

     Liabilities:
     Term deposit accounts                           186,041      186,382
     Other deposit accounts                           47,998       47,998
     Borrowings                                       67,509       67,267

     Off-balance-sheet unrealized gains
      (losses) -
       Loan funding commitments                                         -

     Forward sales contracts                                           (4)

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------

                                                       ----------------------------
                                                                    1995
                                                       ----------------------------
                                                           CARRYING     ESTIMATED
                                                            AMOUNT      FAIR VALUE
                                                             (IN THOUSANDS)
     Assets:
     Cash, including short-term bank                        $ 23,387     $ 23,387
      obligations
     Investment securities available for sale                  1,000        1,000
     Investment securities held to maturity                    3,200        3,190
     Mortgage-backed securities available                      3,614        3,614
      for sale
     Mortgage-backed securities held to                       15,735       15,667
      maturity

     Loans receivable:
       Fixed                                                  59,800       60,943
       Variable                                              156,986      156,986

     Federal Home Loan Bank stock                              2,865        2,865

     Liabilities:
     Term deposit accounts                                   154,337      154,753
     Other deposit accounts                                   49,927       49,927
     Borrowings                                               33,447       33,848

     Off-balance sheet unrealized gains
      (losses) -
       Loan funding commitments                                                 -

    The estimated fair values of investment securities and mortgage-backed securities available for sale and held to maturity are based on quoted market prices or dealer quotes.

    The fair value of loans receivable with fixed interest rates is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

    The fair value of nonperforming loans with a carrying value of approximately $1,962,000 and $1,922,000 at June 30, 1996 and 1995, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the market place for such loans. These nonperforming loans are primarily residential real estate loans.

    The fair value of Federal Home Loan Bank stock is based on its redemption value.

    The fair value of term deposit accounts is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of other deposit accounts is the amount payable on demand at June 30, 1996 and 1995.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- -----------------------------------------------------------------------------

     Rates currently available to the Company for debt with similar terms and remaining maturities were used to estimate the fair value of borrowings.

     For fixed-rate loan funding commitments, the fair value was estimated based on the difference between current levels of interest rates and the committed rates.

     The fair value estimates presented herein are based on pertinent information available to management as of June 30, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.


14.  CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP

     On June 28, 1995, the Association converted from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association. At that time, the Association established a liquidation account in an amount equal to its equity as reflected in the latest statement of financial condition used in the final conversion prospectus. The amount of the liquidation account as of March 31, 1995 was $13,763,000. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Association after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's or supplemental eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Association, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

     Subsequent to the conversion, the Association may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- -----------------------------------------------------------------------------


15.  PARENT COMPANY FINANCIAL INFORMATION

     The following presents the unconsolidated financial statements of the parent company only, SGV Bancorp, Inc. (Note 1).

          SGV BANCORP, INC. (PARENT COMPANY ONLY)

          STATEMENTS OF FINANCIAL CONDITION
          AS OF JUNE 30, 1996 AND 1995


                                                                                  1996         1995
                                                                            --------------------------
                                                                                   (IN THOUSANDS)
          ASSETS:
          Cash and cash equivalents                                            $   828     $ 6,749
          Investment securities available for sale                               2,943
          Mortgage-backed securities available for sale                          1,707
          Investment in subsidiary                                              24,450      24,729
          Receivable from subsidiary                                             1,418       1,528
          Other assets                                                             240
                                                                               -------      ------


               Total assets                                                    $31,586     $33,006
                                                                               =======     =======

          TOTAL STOCKHOLDERS' EQUITY:                                          $31,586     $33,006
                                                                               =======     =======

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- ----------------------------------------------------------------------------

     SGV BANCORP, INC. (PARENT COMPANY ONLY)

     STATEMENTS OF OPERATIONS
     FOR EACH OF THE THREE YEARS
     IN THE PERIOD ENDED JUNE 30, 1996

                                                                           1996            1995        1994
                                                                                      (IN THOUSANDS)
     Interest income                                                       $ 420          $ -          $ -
     Other expenses                                                         (168)
     Income taxes                                                           (106)
                                                                            -----         ------      -------
      Earnings before equity in net earnings of subsidiary                   146
     Equity in net earnings of subsidiary                                    448            177          692
                                                                            -----         ------       -----

     Net earnings                                                          $ 594          $ 177        $ 692
                                                                           =====          ======       =====

          SGV BANCORP, INC. (PARENT COMPANY ONLY)

          SUMMARY STATEMENTS OF CASH FLOWS
          FOR EACH OF THE THREE YEARS
          IN THE PERIOD ENDED JUNE 30, 1996

                                                                            1996            1995        1994
                                                                                        (in thousands)

    CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                          $ 594           $ 177       $ 692
     Adjustments to reconcile net earnings to cash
     used in operating activities -
     Equity in net earnings of subsidiary                                   (448)           (177)       (692)
     Premium amortization on securities                                       16
     Increase in other assets                                               (206)
                                                                            -----           -----       -----
    Net cash used in operating activities                                    (44)

SGV BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- ----------------------------------------------------------------------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital contribution to subsidiary                                        $     -       $(12,416)        $    -
      Loan to subsidiary                                                                        (1,528)
      Purchase of investment securities available for sale                       (7,000)
      Proceeds from sale or redemption of investment
       securities available for sale                                              4,000
      Purchase of mortgage-backed securities available for sale                  (2,105)
      Principal repayments on mortgage-backed securities                            358
      Principal repayment on loan to subsidiary                                     110
                                                                                -------       --------         -------
        Net cash used in investing activities                                    (4,637)       (13,944)

     CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock                                                20,693
      Purchase of treasury stock                                                 (1,240)
                                                                                --------      --------         -------
        Net cash (used in) provided by financing activities                      (1,240)        20,693

    Net (decrease) increase in cash and cash equivalents                         (5,921)         6,749

    Cash and cash equivalents, beginning of year                                  6,749
                                                                                -------       --------         -------

    Cash and cash equivalents, end of year                                      $   828       $  6,749         $
                                                                                =======       ========         =======

    NONCASH INVESTING ACTIVITIES DURING THE YEAR:
    Change in net unrealized gain/loss on securities
     available for sale, net of taxes                                           $    80       $      -         $    -

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- -----------------------------------------------------------------------------


16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of quarterly results for the years ended June
30:

                                                                      FIRST    SECOND    THIRD   FOURTH
(in thousands, except per share data)                                QUARTER  QUARTER   QUARTER  QUARTER
     1996
      Interest income                                                $4,846   $5,051    $5,319   $6,043
      Interest expense                                                3,022    3,149     3,324    3,809
      Provision for estimated loan losses                               111       64       144      256
      Net earnings                                                      149      152         6      287
      Earnings per share                                                .06      .06       .01      .12

     1995
      Interest income                                                 4,274    4,411     4,486    4,684
      Interest expense                                                2,445    2,608     2,789    3,058
      Provision for estimated loan losses                                 1      233       126      123
      Net earnings (loss)                                               137      (59)       80       19

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
- --------------------

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
- ------------------------------------------------------------

          Incorporated herein by this reference is the information set forth in the section entitled "Information with Respect to Nominees, Continuing Directors and Executive Officers" contained in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders to be held on November 21, 1996 (the "1996 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

          Incorporated herein by this reference is the information set forth in the section entitled "Executive Compensation" contained in the 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

          Incorporated herein by this reference is the information set forthin the sections entitled "Security Ownership of Certain Beneficial Owners" and "Information with Respect to Nominees, Continuing Directors and Executive Officers" contained in the 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

          Incorporated herein by this reference is the information set forth in the section entitled "Transactions with Certain Related Persons" containued in the 1996 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
- -------------------------------------------------------------------------

(a)(1)  Financial Statements
                                  Description
                                  -----------

          Independent Auditors' Report................................................................ 50
          Consolidated Statements of Financial Condition as of June 30, 1996 and 1995................. 51
          Consolidated Statements of Operations for Each of the Three Years in the Year Period
          Ended June 30, 1996......................................................................... 53
          Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Year
          Period Ended June 30, 1996.................................................................. 55
          Consolidated Statements of Cash Flows for Each of the Three Years in the Year Period
          Ended June 30, 1996......................................................................... 56
          Notes to Consolidated Financial Statements for Each of the Three Years in the Year Period
          Ended June 30,1996.......................................................................... 59

(a)(2)    Financial Statement Schedules

          All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or the notes thereto.

(a)(3)    Exhibits

          (a)  The following exhibits are filed as part of this report:

          3.1    Certificates of Incorporation of SGV Bancorp, Inc.*
          3.2    Bylaws of SGV Bancorp, Inc.*
          4.0    Stock Certificate of SGV Bancorp, Inc.*
          10.1 Form of Employment Agreement between First Federal Savings and Loan Association of San Gabriel Valley and certain executive officers*
          10.2 Form of Employment Agreement between SGV Bancorp, Inc. and certain executive officers*
          10.3 Form of Change in Control Agreement between First Federal Savings and Loan Association of San Gabriel Valley and certain executive officers*
          10.4 Form of Change in Control Agreement between SGV Bancorp, Inc. and certain executive officers*
          10.5 Form of Proposed First Federal Savings and Loan Association of San Gabriel Valley Employee Severance Compensation Plan*
          10.6 First Federal Savings and Loan Association of San Gabriel Valley Employees' Savings & Profit Sharing Plan and Trust*
          10.7 Form of First Federal Savings and Loan Association of San Gabriel Valley 1995 Supplemental Executive Retirement Plan*
          10.8   First Federal Savings and Loan Association of San Gabriel
                 Valley 1995 Directors Deferred Fee Stock Unit Plan**
          10.9   First Federal Savings and Loan Association of San Gabriel
                 Valley 1995 Master Stock Compensation Plan**
          10.10  SGV Bancorp, Inc. 1995 Master Stock Option Plan*
          (b)    Reports on Form 8-K

- ---------------------
* Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on March 6, 1995, Registration No. 33-90018.

** Incorporated herein by reference from the Definitive Proxy Material for the Registrant's 1995 Annual Meeting of Stockholders, filed on December 7, 1995.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SGV BANCORP, INC.


                                         By: /s/ Barrett G. Andersen
                                             ----------------------------
                                         Barrett G. Andersen
DATED: September 30, 1996                President, Chief Executive
                                         Officer and Director


          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

          Name                              Title                                         Date
          ----                              -----                                         ----
/s/ Barrett G. Andersen                  President, Chief Executive                  September 30, 1996
- ----------------------------             Officer and Director
Barrett G. Andersen                      (principal executive officer)

/s/ Ronald A. Ott                        Executive Vice President, Chief             September 30, 1996
- ----------------------------             Financial Officer and Treasurer
Ronald A. Ott                            (principal accounting officer)

/s/ Royce A. Stutzman                    Chairman of the Board                       September 30, 1996
- ----------------------------             of Directors
Royce A. Stutzman

/s/ Irven G. Reynolds                    Director                                    September 30, 1996
- ----------------------------
Irven G. Reynolds

/s/ John D. Randall                      Director                                    September 30, 1996
- ----------------------------
John D. Randall

/s/ Benjamin S. Wong                     Director                                    September 30, 1996
- ----------------------------
Benjamin S. Wong

/s/ Thomas A. Patronite                  Director                                    September 30, 1996
- ----------------------------
Thomas A. Patronite