Form 10-Q
period 1996-09-30
SGV BANCORP INC
filed 1996-11-14
CIK 940511

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________to______________________

                        Commission File Number 0-25664


                               SGV BANCORP, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


DELAWARE                                                            95-4524789
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I. R.S. Employer Identification
incorporation or organization)              No.)



225 NORTH BARRANCA STREET, WEST COVINA, CALIFORNIA                      91791
-------------------------------------------------------------------------------
(Address of principal executive offices)


                                (818) 859-4200
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports require to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    [X] Yes    [_] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,591,276 shares of common stock, par value $0.01 per share, were outstanding as of November 11, 1996.

                               SGV BANCORP, INC.
                                   FORM 10-Q
                                     INDEX

PART I    FINANCIAL INFORMATION                                             PAGE
                                                                            ----

Item 1    Consolidated Statements of Financial Condition:
          September 30, 1996 and June 30, 1996..............................  1

          Consolidated Statements of Operations:
          For the Three Months Ended September 30, 1996 and 1995............  2

          Consolidated Statements of Cash Flows:
          For the Three Months Ended September 30, 1996 and 1995............  3

          Notes to Consolidated Financial Statements........................  5

Item 2    Management's Discussion and Analysis of
          Results of Operations and Financial Condition.....................  9

PART II   OTHER INFORMATION

Item 1    Legal Proceedings................................................. 18

Item 2    Changes in Securities............................................. 18

Item 3    Defaults Upon Senior Securities................................... 18

Item 4    Submission of Matters to a Vote of Security Holders............... 18

Item 5    Other Information................................................. 18

Item 6    Exhibits and Reports on Form 8-K.................................. 18

SIGNATURES.................................................................. 19

SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------
                                                                                     September 30,     June 30,
                                                                                        1996            1996
                                                                                        ----            ----
ASSETS:
Cash and cash equivalents, including short-term bank obligations of $5,800
   at September 30, 1996 and $4,025 at June 30, 1996                                 $    9,099       $  8,884
Investment securities available for sale, amortized cost of $17,000
   at September 30, 1996 and $15,000 at June 30, 1996                                    16,932         14,904
Mortgage-backed securities available for sale, amortized cost of
  $25,819 at September 30, 1996 and $16,863 at June 30, 1996                             25,707         16,614
Mortgage-backed securities held to maturity, estimated fair value of
  $26,239 at September 30, 1996 and $27,124 at June 30, 1996                             26,719         27,701
Loans receivable held for sale                                                              315            723
Loans receivable held for investment, net of allowance for estimated
  loan losses of $1,009 at September 30, 1996 and $1,058 at June 30, 1996               254,155        255,953
Accrued interest receivable                                                               2,696          2,588
Stock of Federal Home Loan Bank of San Francisco, at cost                                 3,803          3,747
Real estate acquired through foreclosure, net                                             1,932          1,489
Premises and equipment, net                                                               2,951          3,015
Prepaid expenses and other assets, net                                                      543            437
                                                                                    -----------      ---------
     Total assets                                                                    $  344,852       $336,055
                                                                                    ===========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposit accounts                                                                     $  242,262       $234,039
Federal Home Loan Bank advances                                                          67,405         67,509
Accrued expenses and other liabilities                                                    3,924          2,921
                                                                                    -----------      ---------
     Total liabilities                                                                  313,591        304,469

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued
Common stock, $.01 par value; 10,000,000 shares authorized;
  2,727,656 issued; 2,591,276 shares outstanding                                             27             27
Additional paid-in capital                                                               20,686         20,684
Retained earnings, substantially restricted                                              14,006         14,470
Net unrealized loss on investment securities and mortgage-backed
  securities available for sale, net of taxes                                              (103)          (202)
Deferred stock compensation                                                              (2,115)        (2,153)
Treasury stock                                                                           (1,240)        (1,240)
                                                                                    -----------      ---------
     Total stockholders' equity                                                          31,261         31,586
                                                                                    -----------      ---------
     Total liabilities and stockholders' equity                                      $  344,852       $336,055
                                                                                    ===========      =========

SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)(UNAUDITED)
--------------------------------------------------------------------------------------------------
                                                                             FOR THE THREE MONTHS
                                                                              ENDED SEPTEMBER 30,
                                                                                1996       1995
                                                                             ---------------------
INTEREST INCOME:
  Interest on loans                                                              $4,910   $  4,136
  Interest on investment securities                                                 312         85
  Interest on mortgage-backed securities                                            740        372
  Other                                                                             146        253
                                                                              ---------  ---------
      Total interest income                                                       6,108      4,846
                                                                              ---------  ---------

INTEREST EXPENSE:
  Interest on deposit accounts                                                    2,796      2,426
  Interest on borrowings                                                          1,067        596
                                                                              ---------  ---------
      Total interest expense                                                      3,863      3,022
                                                                              ---------  ---------

Net interest income before provision
  for estimated loan losses                                                       2,245      1,824
PROVISION FOR ESTIMATED LOAN LOSSES                                                 188        111
                                                                              ---------  ---------
Net interest income after provision for
  estimated loan losses                                                           2,057      1,713

OTHER INCOME (EXPENSE):
  Loan servicing and other fees                                                     109        106
  Secondary marketing activity, net                                                 (11)       (14)
  Other income                                                                      141        110
  Net loss on real estate acquired through foreclosure                              (56)       (17)
                                                                              ---------  ---------
      Total other income                                                            183        185
                                                                              ---------  ---------

GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation and other employee expenses                                          912        878
  Office occupancy                                                                  188        200
  Equipment                                                                         183        177
  Advertising                                                                        30         24
  FDIC insurance premiums                                                           128        117
  FDIC special assessment                                                         1,332         --
  Other operating expenses                                                          269        244
                                                                              ---------  ---------
      Total general and administrative expenses                                   3,042      1,640
                                                                              ---------  ---------

EARNINGS(LOSS) BEFORE INCOME TAXES                                                 (802)       258
INCOME TAXES                                                                       (338)       109
                                                                              ---------  ---------
     NET EARNINGS(LOSS)                                                          $ (464)  $    149
                                                                              =========  =========
EARNINGS(LOSS) PER SHARE                                                         $(0.20)  $   0.06
                                                                              =========  =========

Weighted Average Shares Outstanding (000's)                                       2,350      2,541
                                                                              =========  =========

SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS) (UNAUDITED)
-------------------------------------------------------------------------------------------------------
                                                                                 FOR THE THREE MONTHS
                                                                                 ENDED SEPTEMBER 30,
                                                                                   1996       1995
                                                                               ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                                             $   (464)  $    149
 Adjustments to reconcile net earnings to net
  cash used in operating activities:
   Depreciation and amortization                                                       85         84
   Loans originated for sale                                                       (2,632)      (730)
   Proceeds from sale of loans                                                      2,633        733
   Gain on sale of loans, net                                                          (1)        (3)
   Federal Home Loan Bank stock dividend                                              (56)       (34)
   Increase in prepaid expenses and other assets                                     (108)       (21)
   Amortization of deferred loan fees                                                  (7)       (18)
   Deferred loan origination costs                                                    (45)       (33)
   Increase (decrease) in accrued expenses and other liabilities                    1,090       (627)
   Provision for estimated loan losses                                                188        111
   Provision for estimated real estate losses                                          30          1
   Premium amortization, net                                                           61         33
   Increase in accrued interest receivable                                           (108)      (211)
   Other, net                                                                        (298)       144
                                                                                ---------   ---------
    Net cash provided by (used in) operating activities                               368       (422)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment securities available for sale                             (10,001)    (4,000)
 Proceeds from sale and redemption of investment securities
  available for sale                                                                8,000      1,000
 Purchase of mortgage-backed securities available for sale                         (9,962)    (6,780)
 Purchase of mortgage-backed securities held to maturity                               --     (5,607)
 Principal repayments on mortgage-backed securities                                 1,926        978
 Loans funded, net                                                                 (4,296)    (4,596)
 Loans purchased, net                                                                (677)        --
 Principal repayments on loans                                                      5,822      4,456
 Proceeds from sale of real estate                                                    935        151
 Purchase of premises and equipment                                                   (20)      (379)
                                                                                ---------   ---------
    Net cash used in investing activities                                          (8,273)   (14,777)

SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS) (UNAUDITED)
------------------------------------------------------------------------------------------------
                                                                          FOR THE THREE MONTHS
                                                                           ENDED SEPTEMBER 30,
                                                                             1996       1995
                                                                         -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in certificate accounts                                      $  8,821   $  1,853
 Net decrease in passbook , money market savings
   NOW and noninterest-bearing accounts                                        (597)    (2,722)
 Proceeds from Federal Home Loan Bank advances                               10,000      2,000
 Repayment of Federal Home Loan Bank advances                               (10,104)      (111)
                                                                           ---------  --------
    Net cash provided by financing activities                                 8,120      1,020


NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                                 215    (14,179)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                8,884     23,387
                                                                          ---------  ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  9,099   $  9,208
                                                                         ==========  =========


SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid during the period for:
Interest                                                                   $  3,078   $  3,021
Income taxes, net                                                                 0          0

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Real estate acquired through foreclosure                                      1,381        258
Loans to facilitate sales of real estate acquired through
  foreclosure                                                                     0        153
Change in net unrealized loss on investment securities and
  mortgage-backed securities available for sale, net of taxes                    99        (16)

                       SGV BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)

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

     The Association is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in mortgage loans secured by one-to-four family residences. To a lesser extent, the Association invests in multi-family residential mortgages, commercial real estate, land and other loans. The Association's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities and income from loan servicing. The Association's primary sources of funds are deposits, principal and interest payments on loans, advances from the Federal Home Loan Bank of San Francisco (the FHLB) and, to a lesser extent, proceeds from the sale of loans. As of September 30, 1996, the Association operated six branch offices located in the San Gabriel Valley.

     The consolidated financial statements include the accounts of SGV Bancorp, Inc. and its wholly-owned subsidiary, First Federal Savings and Loan Association of San Gabriel Valley and its wholly-owned subsidiary, First Covina Service Company, which is substantially inactive (collectively, the Company). All material intercompany balances and transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring adjustments necessary for a fair presentation have been included. The results of operations for the three-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

     These consolidated financial statements and the information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" should be read in conjunction with the audited consolidated financial statements and notes thereto of SGV Bancorp, Inc. for the year ended June 30, 1996 included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

2.   Earnings Per Share
     ------------------

     Earnings per share for the three months ended September 30, 1996 and September 30, 1995 are based on the weighted average common shares outstanding of 2,591,276 and 2,727,656, respectively, as adjusted for weighted average unallocated shares under the ESOP plan and the stock compensation plan. The weighted average number of shares unallocated under the ESOP for the three months ended September 30, 1996 and September 30, 1995 were 159,872 and 186,000, respectively, in accordance with SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans." In regards to the stock compensation plan, the weighted average number of shares reducing shares outstanding for earnings per share for the three months ended September 30, 1996 was 81,829 shares. Also, in regards to treasury stock, the weighted average number of shares reducing shares outstanding for earnings per share was 136,380 shares for the months ended September 30, 1996. The stock compensation plan was approved by shareholders on January 17, 1996, therefore, no reduction in outstanding shares was applicable for the three months ended September 30, 1995.

3.   Loans Receivable
     ----------------

     On July 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements generally require all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 indicates that a creditor should evaluate the collectibility of both contractual interest and contractual principal when assessing the need for a loss accrual. The adoption of these statements did not have a material impact on the results of operations or the financial position of the Company, taken as a whole.

     The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. The Company applies the measurement provisions of SFAS No. 114 to all loans in its portfolio with the exception of one- to four-family residential mortgage loans and consumer lines of credit which are evaluated on a collective basis. Also, loans which have delays in payments of less than four months are not necessarily considered impaired unless other factors apply to the loans. The accrual of interest income on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered permanent, a charge-off is recorded; where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan. At September 30, 1996, the Company had classified no loans as impaired with no specific reserves set aside as of September 30, 1996 as determined in accordance with SFAS No. 114. In addition, the Company has $787,000 in loans which are collectively evaluated for impairment with no specific reserves set aside as of September 30, 1996. The average recorded investment in impaired loans, inclusive of those evaluated collectively, during the three months ended September 30, 1996, was $1.2 million.

4.   Accounting Principles
     ---------------------

     The FASB has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and SFAS No. 122, "Accounting for Mortgage-Servicing Rights" which the Company adopted effective July 1, 1996. There was no material impact on the Company's financial condition and results of operations upon adoption of these statements.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" which became effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

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

5.   Approved Stock Compensation Plans
     ---------------------------------

     At the Company's Annual Meeting of Shareholders on January 17, 1996, the shareholders approved the SGV Bancorp, Inc. 1995 Master Stock Option Plan, the First Federal Savings and Loan Association of San Gabriel Valley 1995 Master Stock Compensation Plan and the First Federal Savings and Loan Association of San Gabriel Valley 1995 Directors' Deferred Fee Stock Unit Plan (the Plans). The Master Stock Option Plan authorizes the granting of options to purchase 272,765 shares to the Company's outside directors, officers and employees. The Association contributed funds to the Master Stock Compensation Plan trust to purchase 81,829 shares of Common Stock through purchases in the open market. The Master Stock Compensation Plan is reflected as deferred compensation representing a reduction in stockholders' equity in the consolidated statements of financial condition as of September 30, 1996. These Plans became effective as of the date of approval.

6.   FDIC Special Assessment
     -----------------------

     On September 30, 1996, federal legislation was enacted to recapitalize the SAIF insurance fund of the Federal Insurance Deposit Corporation through a one-time special assessment on SAIF-insured deposits. The recapitalization of SAIF is expected to result in lower deposit insurance costs for the Association in future periods. This one-time special assessment represents 65.7 basis points of the deposits held by the Association as of March 31, 1995. Although the Association is expecting to pay this assessment in November 1996, the Association was required to accrued for the assessment as of September 30, 1996.

Item 2.  Management's Discussion and Analysis of Results of Operations and
         -----------------------------------------------------------------
         Financial Condition
         -------------------

     This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K, which focuses upon relevant matters occurring during the year ended June 30, 1996. Accordingly, the ensuing discussion focuses upon the material matters at and for the three months ended September 30, 1996.

GENERAL
-------

     The principal business of the Company is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Company engages in secondary marketing activities and invests in multi-family, commercial real estate, construction, land and consumer loans. Loan sales come from loans held in the Company's portfolio designated as being held for sale or originated during the period and being so designated. The Company retains virtually all the servicing rights of loans sold. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities and income from loan servicing. The Company's primary sources of funds are deposits, principal and interest payments on loans, advances from the FHLB and, to a lesser extent, proceeds from the sale of loans.

RESULTS OF OPERATIONS
---------------------

     The Company recorded a net loss of $464,000 for the three months ended September 30, 1996 compared to net earnings of $149,000 for the three months ended September 30, 1995. The loss for the three months ended September 30, 1996 was due to the accrual for the one-time special assessment to recapitalize the SAIF insurance fund. This one-time special assessment (of approximately $1.3 million on a pre-tax basis) represents 65.7 basis points of the deposits held by the Association as of March 31, 1995. See "Recent Legislative Developments." Excluding the accrual for the special assessment, the net earnings for the three months ended September 30, 1996 would have been
approximately $302,000.   For the three months ended September 30, 1996, the net
loss was $0.20 per share compared to net earnings of $0.06 per share for the three months ended September 30, 1995. A discussion of the specific components of net earnings is set forth in the Notes to Consolidated Financial Statements.

Net Interest Income
-------------------

     Net interest income before the provision for estimated loan losses was $2.2 million for the three months ended September 30, 1996 and $1.8 million for the three months ended September 30, 1995.

Interest Income
---------------

     Total interest income for the three months ended September 30, 1996 was $6.1 million, an increase of $1.3 million from the comparable period a year ago. The increase in interest income was primarily due to a $57.5 million increase in the average balance of interest-earning assets to $320.9 million for the three months ended September 30, 1996 from $263.4 million for the three months ended September 30, 1995. Interest income on loans increased to $4.9 million for the three months ended September 30, 1996 from $4.1 million for the three months ended September 30, 1995. The increase in interest on loans was due to the increase in the average balance of loans receivable outstanding to $255.6 million for the three months ended September 30, 1996 from $217.3 million for the three months ended September 30 ,1995. The interest income on mortgage-backed securities increased to $740,000 for the three months ended September 30, 1996 from $372,000 from the three months ended September 30, 1995. The increase in interest on mortgage-backed securities was a result of the increase in average balances outstanding to approximately $45.8 million for the three months ended September 30, 1996 from $23.9 million for the three months ended September 30, 1995. The yield on total interest-earning assets was 7.39% for the three months ended September 30, 1996 compared to 7.36% for the three months ended September 30, 1995.

Interest Expense
----------------

     Total interest expense for the three months ended September 30, 1996 was $3.9 million, an increase of $0.8 million from the three months ended September 30, 1995. The increase in interest expense was primarily due to the increase in the average balance of interest-bearing liabilities to $303.1 million for the three months ended September 30, 1996 from $235.5 million for the three months ended September 30, 1995. The increase in average interest-bearing liabilities was comprised of the $33.8 million increase in average interest-bearing savings accounts and $33.8 million in average borrowings from the FHLB. The average cost of funds decreased slightly to 5.10% for the three months ended September 30, 1996 from 5.13% for the three months ended September 30, 1995.

Analysis of Net Interest Income
-------------------------------

     The following table sets forth average interest rates on the Company's interest-earning assets and interest-bearing liabilities for the three month period ended September 30, 1996 and September 30, 1995 (dollars are in thousands and average balances are based on month-end amounts):

                                                   Three Months Ended September  30
                                                ---------------------------------------
                                                      1996                  1995
                                                      -----                 -----
                                                 Average    Yield    Average     Yield
                                                 Balance    Rate     Balance     Rate
                                                -----------------    -----------------
ASSETS:
 Interest-earning assets:
  Loans receivable                               $255,586    7.68%   $217,348     7.61%
  Mortgage-backed securities                       45,796    6.46      23,913     6.22
  Investment securities and other                  29,090    6.30      22,112     6.11
                                                 --------            --------
          Total interest-earning assets           330,472    7.39%    263,373     7.36%
Non-interest earning assets                        10,518               9,432
                                                 --------            --------
          Total assets                           $340,990            $272,805
                                                 ========            ========

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
  Savings accounts                               $235,139    4.76%   $201,389     4.82%
  Borrowings                                       67,935    6.28      34,089     7.02
                                                 --------            --------
          Total interest-bearing liabilities      303,074    5.10%    235,478     5.13%
Non-interest-bearing liabilities                    6,322               4,255
Stockholders' equity                               31,594              33,072
                                                 --------            --------
          Total liabilities and equity           $340,990            $272,805
                                                 ========            ========

Net interest rate spread                                     2.29%                2.23%
Net interest margin                                          2.72%                2.77%
Ratio of interest-earning assets
 to interest-bearing liabilities                           109.99%              111.47%


     The Company's average net interest rate spread increased slightly to 2.29% for the three months ended September 30, 1996 as compared 2.23% for the three months ended September 30, 1995. The increase was due partially to an increase in the yield on interest earning assets to 7.39% for the three months ended September 30, 1996 from 7.36% for the three months ended September 30, 1995 and due to the decrease in the cost of interest-bearing liabilities to 5.10% for the three months ended September 30, 1996 from 5.13% for the three months ended September 30, 1995.

     The average yield on loans receivable increased slightly to 7.68% for the three months ended September 30, 1996 from 7.61% for the three months ended September 30, 1995. The increase in yield was due partially to the decrease in loans on non-accrual for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. The average yield on mortgage-backed securities increased to 6.46% for the three months ended September 30, 1996 from 6.22% for the three months ended September 30, 1995. The increase was due to the Company's purchase of fixed and adjustable rate mortgage-backed securities with higher yields during the past year. The average balance of mortgage-backed securities increased to $45.8 million for the three months ended September 30, 1996 from $23.9 million for the three months ended September 30, 1995.

     The majority of the Association's savings accounts are relatively short term (less than two years) and therefore the average cost of deposits adjusts relatively rapidly to market rates. The average cost of savings accounts decreased by 6 basis points to 4.76% for the three months ended September 30, 1996 from 4.82% for the three months ended September 30, 1995. The average balance of savings accounts increased to $235.1 million for the three months ended September 30, 1996 from $201.4 million for the three months ended September 30, 1995. Also, the average balance of borrowings, principally from the FHLB, increased to $67.9 million for the three months ended September 30, 1996 from $34.1 million for the three months ended September 30, 1995. The increase in savings accounts and borrowings funded the growth of the interest-earning assets.

Provision for Estimated Loan Losses
-----------------------------------

     The provision for estimated loan losses for the three months ended September 30, 1996 was $188,000 compared with $111,000 for the three months ended September 30, 1995. The increase in the provision for estimated loan losses for the three months ended September 30, 1996 was due primarily to an additional fair value writedown of approximately $100,000 related to a single multi-unit residential property. See "Financial Condition."

Other Income (Expense)
----------------------

     Other income (expense) was relatively unchanged for the three months ended September 30, 1996 at $183,000 as compared to $185,000 for the three months ended September 30, 1995. Although the total was virtually the same, there was an increase in the net loss on real estate owned operations to $56,000 for the three months ended September 30, 1996 from $17,000 for the three months ended September 30, 1995. See "Financial Condition."

General and Administrative Expenses
-----------------------------------

     For the three months ended September 30, 1996, general and administrative expenses increased to $3.0 million from $1.6 million for the three months ended September 30, 1995. The increase was due primarily to the $1.3 million (pre-tax) accrual for the one-time special assessment to recapitalize the SAIF insurance fund. Excluding this special assessment, general and administrative expenses increased by $70,000 in the three months ended September 30, 1996 compared to the three months ended September 30, 1995. Of this increase, approximately $34,000 was related to compensation related costs for the establishment of a stock compensation plan which was approved in the annual meeting of shareholders in January 1996.

Income Taxes
------------

     The Company recorded a tax benefit of approximately $338,000 for the three months ended September 30, 1996 related to the loss for the period. In comparison, the Company recorded $109,000 in income tax expense for the three months ended September 30, 1995. The effective tax rates for the three months ended September 30, 1996 and September 30, 1995 were approximately (42.1)% and 42.2%, respectively.

FINANCIAL CONDITION
-------------------

     The Company's total assets were $344.9 million at September 30, 1996, an increase of $8.8 million from the $336.1 million in total assets at June 30, 1996. The Company's loans receivable held for investment decreased slightly by $1.8 million to $254.2 million at September 30, 1996 as compared to $256.0 million at June 30, 1996. The decrease is primarily due to the continuation of a slow real estate market. The Company increased its investment in mortgage-backed securities by $8.1 million to $52.4 million at September 30, 1996 from $44.3 million at June 30, 1996. The increase in mortgage-backed securities was funded by the $8.3 million increase in deposit accounts.

     During the three months ended September 30, 1996, the Company originated and purchased for investment a total of $5.0 million in mortgage loans, which was slightly higher than the $4.6 million originated in the three month period ended September 30, 1995. The Company also originated and sold $2.6 million in mortgage loans to the secondary market during the three months ended September 30, 1996 as compared to approximately $700,000 for the same period a year ago. As stated above, the Company also purchased approximately $10 million in mortgage-backed securities in the three months ended September 30, 1996, as compared to $12.4 million in mortgage-backed securities purchases in the three months ended September 30, 1995. The purchases for both periods were made with the intent to enhance net interest income.

     The Company's non-performing assets totaled $2.4 million at September 30, 1996 compared to $3.4 million at June 30, 1996. The decrease in non-performing assets was due primarily to the substantial reduction in the amount of loans on non-accrual status at

September 30, 1996 in comparison to the amount at June 30, 1996. During the three months ended September 30, 1996, the Company foreclosed on six real estate mortgage loans which totaled $1.6 million in remaining principal balance. This increase in the amount of real estate owned (REO) was offset by the sale of REOs totaling approximately $900,000 during this same time period. The overall result was a decrease in the Company's ratio of non-performing assets to total assets to 0.70% at September 30, 1996 from 1.03% at June 30, 1996. From September 30, 1996 through November 8, 1996, the Company had reduced its REOs by approximately $900,000 related to the sale of foreclosed properties. The following table sets forth the non-performing assets at September 30, 1996 and June 30, 1996:

                                                  September 30, 1996   June 30, 1996
                                                  -------------------  --------------
                                                        (dollars in thousands)
   Non-accrual loans                                          $  469          $1,962
   Real estate acquired through foreclosure                    1,932           1,489
                                                              ------          ------
       Non-performing assets                                  $2,401          $3,451
                                                              ======          ======

   Non-performing assets as a percent of total
     assets                                                     0.70%           1.03%

   Non-performing loans as a percent of gross
     loans receivable                                           0.18%           0.76%

     The Company adopted SFAS No. 114, as amended by SFAS No. 118 as of July 1, 1995 in regards to the accounting for impaired loans. As of the date of adoption, there was no impact to the Company. See Note 3 of Notes to Consolidated Financial Statements for a further discussion of the Company's adoption of SFAS No. 114. The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. The Company applies the measurement provisions of SFAS No. 114 to all loans in its portfolio with the exception of one- to four-family residential mortgage loans and consumer lines of credit which are evaluated on a collective basis for impairment. Also, loans which have delays in payments of less than four months are not necessarily considered impaired unless other factors apply to the loans. The accrual of interest income on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan.
At September 30, 1996, the Company had classified $787,000 of its loans as impaired with no specific reserves set aside as of September 30, 1996 as determined in accordance with SFAS No. 114. In addition, the Company has no loans which are collectively evaluated for impairment with no specific reserves set aside as of September 30, 1996. The average recorded investment in impaired loans, inclusive of those evaluated collectively, during the three months ended September 30, 1996, was $1.2 million.

     The Company, in consideration of the current economic environment and the condition of the loan portfolio, maintained the allowance for estimated loan losses at September 30, 1996 at $1,009,000. The allowance for estimated loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The Company's non-performing loans are primarily made up of one-to four-family residential mortgage loans. The following table sets forth the activity in the Company's allowance for estimated loan losses for the three months ended September 30, 1996:

                                              Activity for the three months ended
                                                      September 30, 1996
                                              -----------------------------------

   Balance at June 30, 1996                                            $1,058,000
   Add:
       Provision for estimated loan losses                                188,000
       Recoveries of previous charge-offs                                       -
   Less:
       Charge-offs                                                        237,000
                                                                       ----------
   Balance at September 30, 1996                                       $1,009,000
                                                                       ==========

     The Company's total liabilities increased to $313.6 million at September 30, 1996 from $304.5 million at June 30, 1996. Total deposit accounts increased $8.3 million to $242.3 million at September 30, 1996 from $234.0 million at June 30, 1996. The Company did not increase its borrowings from the FHLB during the three months ended September 30, 1996 as the increase in deposit accounts provided the necessary funds for the growth in earning assets. The Company continues to utilize FHLB advances as part of its asset and liability management strategy.

     The Company's stockholders' equity decreased to $31.3 million at September 30, 1996 from $31.6 million at June 30, 1996 primarily due to the loss from operations resulting from the accrual for the one-time special assessment to recapitalize the SAIF insurance fund.

MANAGEMENT OF INTEREST RATE RISK
--------------------------------

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

LIQUIDITY
---------

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

     The Association, by regulation, must maintain its liquidity ratio at no less than 5.0% of deposits and short-term borrowings. Liquidity represents cash and certain investments which are not committed or pledged to specific liabilities. The Association's average liquidity ratio for September 30, 1996 and September 30, 1995 was 11.11% and 6.54%, respectively.


COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------

     At September 30, 1996, there were no material changes to the Company's commitments or contingent liabilities from the period ended June 30, 1996 as discussed in the Company's notes to the consolidated financial statements reflected in the audited consolidated financial statements of SGV Bancorp, Inc., for the year ended June 30, 1996 included in the Annual Report on Form 10-K for the year ended June 30, 1996. At September 30, 1996, the Company had outstanding commitments to originate or purchase mortgage loans of $6.3 million as compared to $1.1 million at June 30, 1996.


REGULATORY CAPITAL
------------------

     The Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio. The core capital requirement has been effectively increased to 4% because the prompt corrective action legislation provides that institutions with less than 4% core capital will be deemed "undercapitalized". In addition, the OTS, under the prompt corrective action regulation can impose various constraints on institutions depending on their level of capitalization ranging from well-capitalized to critically undercapitalized. At September 30, 1996, the Association was considered "well-capitalized".

     The Association was in compliance with the capital requirements in effect as of September 30, 1996. The following table reflects the required ratios and the actual capital ratios of the Association at September 30, 1996:

                                                  Capital
                                                  -------
                 Actual   Required  Excess    Actual   Required
                 Capital  Capital   Amount   Percent    Percent
                 -------  --------  -------  --------  ---------
                             (dollars in thousands)
   Tangible      $24,928   $ 5,125  $19,803     7.30%      1.50%

   Core          $24,928   $10,250  $14,678     7.30%      3.00%

   Risk-based    $25,937   $12,935  $13,002    16.04%      8.00%

Recent Legislative Developments
-------------------------------

     On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposes a special one-time assessment on SAIF member institutions, including the Association, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. The special assessment was recognized as an expense in the quarter ended September 30, 1996, and is tax deductible. The Association took a pre-tax charge of $1.3 million as a result of the FDIC special assessment

     The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.5 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000, or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time.

     As a result of the Funds Act, the FDIC recently proposed to lower SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

PART II. OTHER INFORMATION
--------------------------


Item 1.   Legal Proceedings
          -----------------

     The Company is involved as plaintiff or defendant in various legal actions incident to its business, none of which is believed by management to be material to the financial condition of the Company.

Item 2.   Changes in Securities
          ---------------------
          None.

Item 3.   Defaults in Securities
          ----------------------
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None.

Item 5.   Other Information
          -----------------
          None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a) The following exhibits are filed as part of this report:

      3.1 Certificate of Incorporation of SGV Bancorp, Inc. *
      3.2 Bylaws of SGV Bancorp, Inc. *
     11.0 Computation of per share earnings (filed herewith).
     27.0 Financial data schedule (filed herewith).
     (b)  Reports on Form 8-K

          The Company filed a Report on Form 8-K on July 19, 1996 with respect to a press release issued by the Company announcing that the Board of Directors of the Company had set the 1996 Annual Meeting of Shareholders for November 21, 1996.

___________________
* Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on March 6, 1995, Registration No. 33-90018.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SGV BANCORP, INC.



November 14, 1996                        /s/  Barrett G. Andersen
-----------------                        ------------------------
          Date                           Barrett G. Andersen
                                         President and Chief Executive Officer



November 14, 1996                        /s/ Ronald A. Ott
-----------------                        -----------------
          Date                           Ronald A. Ott
                                         Executive Vice President
                                         Chief Financial Officer and Treasurer