Form 10-Q
period 1996-12-31
SGV BANCORP INC
filed 1997-02-12
CIK 940511

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to_________________________

                        Commission File Number 0-25664

                               SGV BANCORP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

DELAWARE                                                             95-4524789
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I. R. S. Employer Identification No.)
 incorporation or organization)


225 NORTH BARRANCA STREET, WEST COVINA, CALIFORNIA                        91791
--------------------------------------------------------------------------------
(Address of principal executive offices)

                                (818) 859-4200
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports require to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [_] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,332,176 shares of common stock, par value $0.01 per share, were outstanding as of February 10, 1996.

                               SGV BANCORP, INC.
                                   Form 10-Q
                                     Index


Part I      FINANCIAL INFORMATION                                           PAGE
                                                                            ----

Item 1      Consolidated Statements of Financial Condition:
            December 31, 1996 and June 30, 1996...............................1

            Consolidated Statements of Operations:
            For the Six Months Ended December 31, 1996 and 1995 and for the
            Three Months Ended December 31, 1996 and 1995 ....................2

            Consolidated Statements of Cash Flows:
            For the Six Months Ended December 31, 1996 and 1995...............3

            Notes to Consolidated Financial Statements........................5

Item 2      Management's Discussion and Analysis of
            Results of Operations and Financial Condition.....................10

PART II     OTHER INFORMATION

Item 1      Legal Proceedings.................................................21

Item 2      Changes in Securities.............................................21

Item 3      Defaults Upon Senior Securities...................................21

Item 4      Submission of Matters to a Vote of Security Holders...............21

Item 5      Other Information.................................................21

Item 6      Exhibits and Reports on Form 8-K..................................21

SIGNATURES....................................................................22


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data) (unaudited)
-------------------------------------------------------------------------------------------------------------------------
                                                                                       December 31,           June 30,
                                                                                          1996                  1996
                                                                                          ----                  ----

ASSETS:
Cash and cash equivalents, including short-term bank obligations of $6,030
 at December 31, 1996 and $4,025 at June 30, 1996                                       $  11,059            $   8,884
Investment securities available for sale, amortized cost of $12,000
 at December 31, 1996 and $15,000 at June 30, 1996                                         11,975               14,904
Mortgage-backed securities available for sale, amortized cost of
 $25,230 at December 31, 1996 and $16,863 at June 30, 1996                                 25,141               16,614
Mortgage-backed securities held to maturity, estimated fair value of
 $25,453 at December 31, 1996 and $27,124 at June 30, 1996                                 25,647               27,701
Loans receivable held for sale                                                                186                  723
Loans receivable held for investment, net of allowance for estimated
 loan losses of $1,114 at December 31, 1996 and $1,058 at June 30, 1996                   284,658              255,953
Accrued interest receivable                                                                 2,748                2,588
Stock of Federal Home Loan Bank of San Francisco, at cost                                   3,867                3,747
Real estate acquired through foreclosure, net                                                 770                1,489
Premises and equipment, net                                                                 2,940                3,015
Prepaid expenses and other assets, net                                                        832                  437
                                                                                    -------------        -------------
  Total assets                                                                          $ 369,823            $ 336,055
                                                                                    =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposit accounts                                                                        $ 248,459            $ 234,039
Federal Home Loan Bank advances                                                            77,303               67,509
Securities sold under agreements to repurchase                                              9,600
Accrued expenses and other liabilities                                                      3,344                2,921
                                                                                    -------------        -------------
  Total liabilities                                                                       338,706              304,469

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued
Common stock, $.01 par value; 10,000,000 shares authorized;
 2,727,656 issued; 2,521,276 shares outstanding                                                27                   27
Additional paid-in capital                                                                 20,719               20,684
Retained earnings, substantially restricted                                                14,422               14,470
Net unrealized loss on investment securities and mortgage-backed
 securities available for sale, net of taxes                                                  (66)                (202)
Deferred stock compensation                                                                (2,076)              (2,153)
Treasury stock                                                                             (1,909)              (1,240)
                                                                                    -------------        -------------
  Total stockholders' equity                                                               31,117               31,586
                                                                                    -------------        -------------
     Total liabilities and stockholders' equity                                         $ 369,823            $ 336,055
                                                                                    =============        =============


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
--------------------------------------------------------------------------------------------------------------------------
                                                                  For the Three Months               For the Six Months
                                                                    Ended December 31,               Ended December 31,
                                                                1996              1995           1996              1995
                                                             ----------------------------     ----------------------------
INTEREST INCOME:
 Interest on loans                                               $ 5,063          $ 4,266         $ 9,973          $ 8,402
 Interest on investment securities                                   263               98             575              183
 Interest on mortgage-backed securities                              964              541           1,703              913
 Other                                                               151              146             298              399
                                                             -----------      -----------     -----------      -----------
   Total interest income                                           6,441            5,051          12,549            9,897
                                                             -----------      -----------     -----------      -----------
INTEREST EXPENSE:
 Interest on deposit accounts                                      2,902            2,470           5,698            4,896
 Interest on borrowings                                            1,218              679           2,285            1,275
                                                             -----------      -----------     -----------      -----------
   Total interest expense                                          4,120            3,149           7,983            6,171
                                                             -----------      -----------     -----------      -----------

Net interest income before provision
 for estimated loan losses                                         2,321            1,902           4,566            3,726
PROVISION FOR ESTIMATED LOAN LOSSES                                  105               64             294              175
                                                             -----------      -----------     -----------      -----------
Net interest income after provision for
 estimated loan losses                                             2,216            1,838           4,272            3,551

OTHER INCOME (EXPENSE):
 Loan servicing and other fees                                       114              107             223              213
 Secondary marketing activity, net                                   (16)              (1)            (26)             (15)
 Gain (loss) on sale or redemption of securities
  available for sale, net                                            161               (1)            161               (1)
 Other income                                                        103              133             245              243
 Net loss on real estate acquired through foreclosure                (12)             (80)            (69)             (97)
                                                             -----------      -----------     -----------      -----------
   Total other income                                                350              158             534              343
                                                             -----------      -----------     -----------      -----------

GENERAL AND ADMINISTRATIVE EXPENSES:
 Compensation and other employee expenses                            982              922           1,894            1,800
 Office occupancy                                                    181              202             370              402
 Equipment                                                           187              191             370              368
 Advertising                                                          40               18              70               42
 FDIC insurance premiums                                             134              119             261              236
 FDIC special assessment                                                                            1,332
 Other operating expenses                                            316              285             585              529
                                                             -----------      -----------     -----------      -----------
   Total general and administrative expenses                       1,840            1,737           4,882            3,377
                                                             -----------      -----------     -----------      -----------

EARNINGS(LOSS) BEFORE INCOME TAXES                                   726              259             (76)             517
INCOME TAXES                                                         310              107             (28)             216
                                                             -----------      -----------     -----------      -----------
     NET EARNINGS(LOSS)                                          $   416          $   152         $   (48)         $   301
                                                             ===========      ===========     ===========      ===========
EARNINGS(LOSS) PER SHARE                                         $  0.18          $  0.06         $ (0.02)         $  0.12
                                                             ===========      ===========     ===========      ===========

Weighted Average Shares Outstanding (000's)                        2,325            2,545           2,343            2,548
                                                             ===========      ===========     ===========      ===========


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                           For the Six Months
                                                                                           Ended December 31,
                                                                                        1996               1995
                                                                                 -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                                                  $     (48)         $      301
 Adjustments to reconcile net earnings to net
  cash used in operating activities:
   Depreciation and amortization                                                            165                 178
   Loans originated for sale                                                             (3,295)             (2,817)
   Proceeds from sale of loans                                                            3,301               2,838
   Gain on sale of loans, net                                                                (6)                (21)
   Gain on sale of mortgage-backed securities
    available for sale, net                                                                (161)
   Federal Home Loan Bank stock dividend                                                   (117)                (73)
   Decrease (increase) in prepaid expenses and other assets                                (401)                 35
   Amortization of deferred loan fees                                                        (9)                (45)
   Deferred loan origination costs                                                         (115)                (67)
   Increase (decrease) in accrued expenses and other liabilities                            186                (556)
   Provision for estimated loan losses                                                      294                 175
   Provision for estimated real estate losses                                                30                  59
   Premium amortization, net                                                                108                  86
   Increase in accrued interest receivable                                                 (160)               (230)
   Other, net                                                                               270                 172
                                                                                 --------------      --------------
    Net cash provided by operating activities                                                42                  35

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment securities available for sale                                   (28,651)             (6,000)
 Proceeds from redemption of investment securities
  available for sale                                                                     31,650               3,000
 Proceeds from redemption of investment securities held to maturity                                           3,200
 Purchase of mortgage-backed securities available for sale                              (19,999)            (11,914)
 Purchase of mortgage-backed securities held to maturity                                                     (5,607)
 Proceeds from sale of mortgage-backed securities available for sale                      9,866
 Principal repayments on mortgage-backed securities                                       3,873               3,039
 Loans funded, net                                                                      (14,682)             (9,488)
 Loans purchased, net                                                                   (29,894)            (15,576)
 Principal repayments on loans                                                           14,637               9,863
 Proceeds from sale of real estate                                                        2,168                 148
 Purchase of premises and equipment                                                         (90)               (436)
 Other, net                                                                                  (3)                  1
                                                                                 --------------      --------------
  Net cash used in investing activities                                                 (31,125)            (29,770)


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
-------------------------------------------------------------------------------------------------------------
                                                                                For the Six Months
                                                                                Ended December 31,
                                                                             1996               1995
                                                                    -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in certificate accounts                                 $       9,811        $      5,983
 Net decrease in passbook, money market savings
  NOW and noninterest-bearing accounts                                        4,610              (2,200)
 Proceeds from Federal Home Loan Bank advances                               29,000              16,000
 Repayment of Federal Home Loan Bank advances                               (19,206)               (223)
 Proceeds from reverse repurchase agreements, net                             9,600
 Purchase of treasury stock                                                    (669)
 Other, net                                                                     112                 118
                                                                     --------------       -------------
  Net cash provided by financing activities                                  33,258              19,678

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                               2,175             (10,057)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                8,884              23,387
                                                                     --------------       -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $      11,059        $     13,330
                                                                     ==============       =============


SUPPLEMENTAL CASH FLOW DISCLOSURES
 Cash paid during the period for:
Interest                                                              $       8,117        $      6,159
Income taxes, net of refunds received                                                                50

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Real estate acquired through foreclosure                                      1,469               1,185
Transfer of mortgage-backed securities from held to maturity to
 available for sale classification                                                                4,775
Loans to facilitate sales of real estate acquired through
 foreclosure                                                                                        319
Change in net unrealized loss on investment securities and
 mortgage-backed securities available for sale, net of taxes                    136                 (32)

                       SGV BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (UNAUDITED)


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

       The Association is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in mortgage loans secured by one-to-four family residences. To a lesser extent, the Association invests in multi-family residential mortgages, commercial real estate, land and other loans. The Association's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities and income from loan servicing. The Association's primary sources of funds are deposits, principal and interest payments on loans, advances from the Federal Home Loan Bank of San Francisco (the FHLB) and, to a lesser extent, proceeds from the sale of loans. As of December 31, 1996, the Association operated six branch offices located in the San Gabriel Valley.

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

       The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments necessary for a fair presentation have been included. The results of operations for the six-month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

2.     Earnings Per Share
       ------------------

       Earnings per share for the three months and six months ended December 31, 1996 and December 31, 1995 are based on the common shares of 2,727,656 as adjusted for treasury stock, the ESOP plan and the stock compensation plan. The weighted average number of shares unallocated under the ESOP for the three months ended December 31, 1996 and December 31, 1995 were 153,053 and 180,329, respectively, and for the six months ended December 31, 1996 and December 31, 1995 were 157,599 and 184,875, respectively, in accordance with SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans." In regards to the stock compensation plan, the weighted average number of shares reducing shares outstanding for earnings per share for the three months and six months ended December 31, 1996 and December 31, 1995 were 81,829 and 81,829, respectively. The stock compensation plan was approved by shareholders on January 17, 1996, therefore, no reduction in outstanding shares was applicable for the three months or six months ended December 31, 1995. Also, in regards to treasury stock, the weighted average number of shares reducing shares outstanding for earnings per share for the three and six months ended December 31, 1996 were 168,047 and 145,428, respectively.

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

       The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. The Company applies the measurement provisions of SFAS No. 114 to all loans in its portfolio with the exception of one- to four-family residential mortgage loans and consumer lines of credit which are evaluated on a collective basis. Also, loans which have delays in payments of less than four months are not necessarily considered impaired unless other factors apply to the loans. The accrual of interest income on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered permanent, a charge-off is recorded; where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan. At December 31, 1996, the Company had classified no loans as impaired with no specific reserves set aside as of December 31, 1996 as determined in accordance with SFAS No. 114. In comparison, as of June 30, 1996, the Company had classified $1.1 million of its loans as impaired with $91,000 in specific reserves. In addition, as of December 31, 1996, the Company had $1.4 million in loans which were collectively evaluated for impairment compared to $821,000 in loans collectively evaluated at June 30, 1996. The average recorded investment in impaired loans, inclusive of those evaluated collectively, during the six months ended December 31, 1996, was $1.2 million, whereas, the average for the twelve months ended June 30, 1996 was $2.4 million.

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

       In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125") which was amended by SFAS No. 127. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Retroactive application of this Statement is not permitted. The Company does not anticipate that the implementation of SFAS No. 125 will have a material impact on its results of operations or financial condition.

5.     Use of Estimates in the Preparation of Financial Statements
       -----------------------------------------------------------

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

6.     Approved Stock Compensation Plans
       ---------------------------------

       At the Company's Annual Meeting of Shareholders on January 17, 1996, the shareholders approved the SGV Bancorp, Inc. 1995 Master Stock Option Plan, the First Federal Savings and Loan Association of San Gabriel Valley 1995 Master Stock Compensation Plan and the First Federal Savings and Loan Association of San Gabriel Valley 1995 Directors' Deferred Fee Stock Unit Plan (the Plans). The Master Stock Option Plan authorizes the granting of options to purchase 272,765 shares to the Company's outside directors, officers and employees. The Association contributed funds to the Master Stock Compensation Plan trust to purchase 81,829 shares of Common Stock through purchases in the open market. The Master Stock Compensation Plan is reflected as deferred compensation representing a reduction in stockholders' equity in the consolidated statements of financial condition as of December 31, 1996. These Plans became effective as of the date of approval.

7.     FDIC Special Assessment
       -----------------------

       On September 30, 1996, federal legislation was enacted to recapitalize the SAIF insurance fund of the Federal Insurance Deposit Corporation through a one-time special assessment on SAIF-insured deposits. The recapitalization of SAIF will result in lower deposit insurance costs for the Association in future periods. This one-time special assessment of $1.3 million represents 65.7 basis points of the deposits held by the Association as of March 31, 1995. Although the Association paid this assessment in November 1996, the Association was required to accrue for the assessment as of September 30, 1996.

Item 2.    Management's Discussion and Analysis of Results of Operations and
           -----------------------------------------------------------------
           Financial Condition
           -------------------

       This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K, which focuses upon relevant matters occurring during the year ended June 30, 1996. Accordingly, the ensuing discussion focuses upon the material matters at and for the three months and six months ended December 31, 1996.

GENERAL
-------

       The principal business of the Company is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Company engages in secondary marketing activities and invests in multi-family, commercial real estate, construction, land and consumer loans. Loan sales come from loans held in the Company's portfolio designated as being held for sale or originated during the period and being so designated. The Company retains virtually all of the servicing rights of loans sold. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities and income from loan servicing. The Company's primary sources of funds are deposits, principal and interest payments on loans, advances from the FHLB and, to a lesser extent, proceeds from the sale of loans.

RESULTS OF OPERATIONS
---------------------

       The Company recorded net earnings of $416,000 for the three months ended December 31, 1996 compared to net earnings of $152,000 for the three months ended December 31, 1995. For the six months ended December 31, 1996, the Company recorded a net loss of $48,000 compared to net earnings of $301,000 for the six months ended December 31, 1995. For the three months ended December 31, 1996 and December 31, 1995, the net earnings per share were $0.18 and $0.06, respectively. The net loss per share for the six months ended December 31, 1996 was $0.02 per share compared to net earnings per share of $0.12 for the six months ended December 31, 1995. The loss for the six months ended December 31, 1996 was due to the payment of the one-time special assessment to recapitalize the SAIF insurance fund. This one-time special assessment was approximately $1.3 million on a pre-tax basis and represented 65.7 basis points of the deposits held by the Association as of March 31, 1995. Excluding the accrual for the special assessment, the net earnings for the six months ended December 31, 1996 would have been approximately $718,000, or $0.31 per share.

Net Interest Income
-------------------

       Net interest income before the provision for estimated loan losses was $2.3 million for the three months ended December 31, 1996 and $1.9 million for the three months ended December 31, 1995. For the six months ended December 31, 1996 and December 31, 1995, net interest income before the provision for estimated loan losses were $4.6 million and $3.7 million, respectively.

Interest Income
---------------

       Total interest income for the three months ended December 31, 1996 increased to $6.4 million from $5.1 million for the three months ended December 31, 1995 due primarily to the increase in average balances of interest-earning assets. Interest income on loans increased to $5.1 million for the three months ended December 31, 1996 from $4.3 million for the three months ended December 31, 1995 primarily due to the increase in the average balance of loans receivable outstanding to $267.9 million for the three months ended December 31, 1996 from $222.5 million for the three months ended December 31, 1995. Interest income on mortgage-backed securities increased to $964,000 for the three months ended December 31, 1996 from $541,000 from the three months ended December 31, 1995 due primarily to the increase in the average balance of mortgage-backed securities to $55.4 million for the three months ended December 31, 1996 from $33.5 million for the three months ended December 31, 1995. The increase in interest income on investment securities and other investments to $414,000 for the three months ended December 31, 1996 from $244,000 for the three months ended December 31, 1995 was primarily due to the increase in average balances to $25.7 million for the three months ended December 31, 1996 from $15.3 million for the three months ended December 31, 1995.

       Total interest income for the six months ended December 31, 1996 was $12.5 million as compared to $9.9 million for the six months ended December 31, 1995 due primarily to the increase in the average balances of interest-earning assets. Interest income on loans increased to $10.0 million for the six months ended December 31, 1996 from $8.4 million for the six months ended December 31, 1995 due primarily to the increase in the average balance of loans receivable to $262.8 million for the six months ended December 31, 1996 from $220.3 million for the six months ended December 31, 1995. Interest income from mortgage-backed securities increased to $1.7 million for the six months ended December 31, 1996 from $0.9 million for the six months ended December 31 1995 due primarily to the increase in the average balances to $50.3 million for the six months ended December 31, 1996 from $28.4 million for the six months ended December 31, 1995. The interest income on other investment securities and other investments increased to $873,000 for the six months ended December 31, 1996 from $582,000 for the six months ended December 31, 1995. The increase was due primarily to the increase in the average balances to $27.5 million for the six months ended December 31, 1996 from $19.0 million for the six months ended December 31, 1995.

Interest Expense
----------------

       Total interest expense for the three months ended December 31, 1996 was $4.1 million as compared to $3.1 million for the three months ended December 31, 1995. The increase in expense was due primarily to the increase in the average balance of interest-bearing liabilities. Interest expense from savings accounts increased to $2.9 million for the three months ended December 31, 1996 from $2.5 million for the three months ended December 31, 1995 due primarily to the increase the average balances to $242.1 million for the three months ended December 31, 1996 from $203.9 million for the three months ended December 31, 1995. The interest expense from borrowings increased to $1.2 million for the three months ended December 31, 1996 from $0.7 million for the three months ended December 31, 1995 due primarily to the increase in average balances to $80.1 million for the three months ended December 31, 1996 from $40.2 million for the three months ended December 31, 1995.

       Total interest expense for the six months ended December 31, 1996 was $8.0 million as compared to $6.2 million for the six months ended December 31, 1995. The increase in expense was due primarily to the increase in the average balance of interest-bearing liabilities. Interest expense from savings accounts increased to $5.7 million for the six months ended December 31,1996 from $4.9 million for the six months ended December 31, 1995 due primarily to the increase in the average balance of savings accounts to $238.5 million for the six months ended December 31, 1996 from $202.8 million for the three months ended December 31, 1995. Interest expense from borrowings increased to $2.3 million for the six months ended December 31, 1996 from $1.3 million for the six months ended December 31, 1995 due primarily to the increase in the average balance of borrowings to $74.9 million for six months ended December 31, 1996 from $37.4 million for the six months ended December 31, 1995.

Analysis of Net Interest Income
-------------------------------

         The following table sets forth average interest rates on the Company's interest-earning assets and interest-bearing liabilities for the three month period ended December 31, 1996 and December 31, 1995 (dollars are in thousands and average balances are based on month-end amounts):


                                                      Three Months Ended December 31,            Six Months Ended December 31,
                                                      -------------------------------            -----------------------------
                                                         1996                1995                  1996                1995
                                                         ----                ----                  ----                ----
                                                   Average   Yield     Average   Yield       Average   Yield     Average   Yield
                                                   Balance    Rate     Balance    Rate       Balance    Rate     Balance    Rate
                                                   -------    ----     -------    ----       -------    ----     -------    ----
Assets:
 Interest-earning assets:
  Loans receivable                                 $267,871   7.56%    $222,513   7.67%      $262,766   7.59%    $220,287   7.63%
  Mortgage-backed securities                         55,403   6.96       33,530   6.45         50,338   6.77       28,439   6.42
  Investment securities and other                    25,734   6.44       15,320   6.37         27,538   6.34       19,028   6.12
                                                   --------            --------              --------            --------
       Total interest-earning assets                349,008   7.38%     271,363   7.45%       340,642   7.37%     267,754   7.39%
Noninterest-earning assets                           11,682               9,918                11,061               9,714
                                                   --------            --------              --------            --------
       Total assets                                $360,690            $281,281              $351,703            $277,468
                                                   ========            ========              ========            ========

Liabilities and Equity:
Interest-bearing liabilities:
  Savings accounts                                 $242,093   4.79%    $203,902   4.85%      $238,515   4.78%    $202,759   4.83%
  Borrowings                                         80,076   6.08       40,180   6.77         74,861   6.10       37,443   6.82
                                                   --------            --------              --------            --------
       Total interest-bearing liabilities           322,169   5.12%     244,082   5.16%       313,376   5.09%     240,202   5.14%
Noninterest-bearing liabilities                       7,248               3,894                 6,868               4,062
Stockholders' equity                                 31,273              33,305                31,459              33,204
                                                   --------            --------              --------            --------
       Total liabilities and equity                $360,690            $281,281              $351,703            $277,468
                                                   ========            ========              ========            ========

Net interest rate spread                                      2.26%               2.29%                 2.28%               2.25%
Net interest margin                                           2.66%               2.80%                 2.68%               2.78%
Ratio of interest-earning assets
 to interest-bearing liabilities                     108.33%             111.18%               108.70%             111.47%

     The Company's average net interest spread decreased slightly to 2.26% for the three months ended December 31, 1996 as compared 2.29% for the three months ended December 31, 1995. The decrease was due partially to the decrease in the yield on interest earning assets to 7.38% for the three months ended December 31, 1996 from 7.45% for the three months ended December 31, 1995 and partially offset by the decrease in the cost of interest-bearing liabilities to 5.12% for the three months ended December 31, 1996 from 5.16% for the three months ended December 31, 1995.

     The average yield on loans receivable decreased to 7.56% for the three months ended December 31, 1996 from 7.67% for the three months ended December 31, 1995. The decrease in yield was due primarily to the decrease in yield from adjustable rate mortgage loans indexed to the Eleventh Cost of Funds Index
(COFI). The COFI decreased an average of 28 basis points from the last three months in 1996 versus the same period in 1995. The average yield on mortgage-backed securities increased to 6.96% for the three months ended December 31, 1996 from 6.45% for the three months ended December 31,

1995. The increase was due to the Company's purchase of fixed and adjustable rate mortgage-backed securities with higher yields during the past year. Also, the average balance of mortgage-backed securities increased to $55.4 million for the three months ended December 31, 1996 from $33.5 million for the three months ended December 31, 1995.

     The majority of the Association's savings accounts are relatively short term (less than two years) and therefore the average cost of deposits may adjust relatively rapidly to market rates. The average cost of savings accounts decreased by 6 basis points to 4.79% for the three months ended December 31, 1996 from 4.85% for the three months ended December 31, 1995. The average balance of savings accounts increased to $242.1 million for the three months ended December 31, 1996 from $203.9 million for the three months ended December 31, 1995. Also, the average balance of borrowings, principally from the FHLB, increased to $80.1 million for the three months ended December 31, 1996 from $40.2 million for the three months ended December 31, 1995. The average cost of borrowings decreased to 6.08% for the three months ended December 31, 1996 from 6.77% for the three months ended December 31, 1995. The decrease in the average cost of borrowings is the result of generally lower interest rates on new borrowings and the use of short-term borrowings (less than one year to maturity) to correspond to the increase in adjustable rate loans. The increase in savings accounts and borrowings funded the growth of the interest-earning assets.

     The net interest spread increased slightly to 2.28% for the six months ended December 31, 1996 as compared 2.25% for the six months ended December 31, 1995. The majority of the increase in the spread was the result of the decrease in the average cost of interest-bearing liabilities to 5.09% for the six months ended December 31, 1996 from 5.14% for the six months ended December 31, 1995.

Provision for Estimated Loan Losses
-----------------------------------

     The provision for estimated loan losses for the three months ended December 31, 1996 was $105,000 compared with $64,000 for the three months ended December 31, 1995. The increase in the provision for estimated loan losses for the three months ended December 31, 1996 was due primarily to the $30.5 million increase in the mortgage loan portfolio during the three months ended December 31, 1996 which is in large part the basis of management's determination of the adequacy of its allowance for loan losses. The provision for loan losses for the six months ended December 31, 1996 was $294,000 compared to $175,000 for the six months ended December 31, 1995. The increase was due primarily to the increase in the mortgage loan portfolio and the fair value writedown of approximately $100,000 related to one multi-family residential loan. See "Financial Condition."

Other Income (Expense)
----------------------

     Other income (expense) increased to $350,000 for the three months ended December 31, 1996 from $158,000 for the three months ended December 31, 1995. The increase was due to the $68,000 reduction in net losses resulting from real estate acquired through foreclosure and to the $161,000 gain on sales of mortgage-backed securities used to fund loan purchases. For the six months ended December 31, 1996, other income (expense) increased to $534,000 from $343,000 for the six months ended December 31,1995. The increase was due primarily to the gains on sales of the mortgage-backed securities occurring in the three months ended December 31, 1996. See "Financial Condition."

General and Administrative Expenses
-----------------------------------

     For the three months ended December 31, 1996, general and administrative expenses increased to $1.8 million from $1.7 million for the three months ended December 31, 1995. Of this increase, approximately $60,000 was related to the compensation costs related to the stock compensation plans which were approved in the annual meeting of shareholders in January 1996. Other operating expenses increased by $31,000 primarily due to the review costs related to the purchase of loans. For the six months ended December 31, 1996, general and administrative costs increased to $4.9 million from $3.4 million for the six months ended December 31, 1995. The increase was due primarily to the $1.3 million (pre-tax) accrual for the one-time special assessment to recapitalize the SAIF insurance fund. Excluding this special assessment, general and administrative expenses increased by $173,000 in the six months ended December 31, 1996 compared to the three months ended December 31, 1995, due primarily to the $94,000 increase related to stock compensation plans.

Income Taxes
------------

     The income tax expense for the three months ended December 31, 1996 was $310,000, as compared to $107,000 for the three months ended December 31, 1995. The effective tax rate for the three months ended December 31, 1996 and December 31, 1995 was 42.6% and 41.3%, respectively. The Company recorded a tax benefit of approximately $28,000 for the six months ended December 31, 1996 related to the loss for the period. In comparison, the Company recorded $216,000 in income tax expense for the six months ended December 31, 1995.

FINANCIAL CONDITION
-------------------

         The Company's total assets were $369.8 million at December 31, 1996, an increase of $33.7 million from the $336.1 million in total assets at June 30, 1996. The Company's loans receivable held for investment increased by $28.7 million to $284.7 million at December 31, 1996 as compared to $256.0 million at June 30, 1996. The increase is primarily due to the purchase of $29.9 million in adjustable rate mortgage loans during the six months ending December 31, 1996. The loans purchased were indexed to COFI and were collateralized by single-family residences and multi-family residences of $25.8 million and $4.1 million, respectively. The Company also increased its investment in mortgage-backed securities by $6.5 million to $50.8 million at December 31, 1996 from $44.3 million at June 30, 1996.

     During the six months ended December 31, 1996, the Company originated $14.7 million and purchased for investment $29.9 million in mortgage loans, which was significantly higher than the $9.9 million originated and $15.6 million purchased in the six month period ended December 31, 1995. The Company also originated and sold $3.3 million in mortgage loans to the secondary market during the six months ended December 31, 1996 as compared to approximately $2.8 million for the same period a year ago. As stated above, the Company also purchased approximately $20 million in mortgage-backed securities in the six months ended December 31, 1996, as compared to $11.9 million in mortgage-backed securities purchased in the six months ended December 31, 1995. The Company sold approximately $9.9 million of mortgage-backed securities available for sale in the three months ended December 31, 1996 to assist in the funding of the loan purchases made during the period. The net purchases of loans and mortgage-backed securities were made with the intent to enhance net interest income.

     The Company's non-performing assets totaled $1.8 million at December 31, 1996 compared to $3.4 million at June 30, 1996. The decrease in non-performing assets was due primarily to the substantial reduction in the amount of loans on non-accrual status and to the reduction of real estate owned (REO) at December 31, 1996 related to the sales of REOs in comparison to the amount at June 30, 1996. The result of this improvement in non-performing assets was a decrease in the Company's ratio of non-performing assets to total assets to 0.49% at December 31, 1996 from 1.03% at June 30, 1996. The following table sets forth the non-performing assets at December 31, 1996 and June 30, 1996:


                                            December 31, 1996     June 30, 1996
                                            -----------------     -------------
                                                  (dollars in thousands)
Non-accrual loans                                  $ 1,049           $ 1,962
Real estate acquired through foreclosure               770             1,489
                                                   -------           -------
         Non-performing assets                     $ 1,819           $ 3,451
                                                   =======           =======

Non-performing assets as a percent of total
  assets                                             0.49%             1.03%

Non-performing loans as a percent of gross
  loans receivable                                   0.37%             0.76%

     The Company adopted SFAS No. 114, as amended by SFAS No. 118 as of July 1, 1995 in regards to the accounting for impaired loans. As of the date of adoption, there was no impact to the Company. See Note 3 of Notes to Consolidated Financial Statements for a further discussion of the Company's adoption of SFAS No. 114. The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. The Company applies the measurement provisions of SFAS No. 114 to all loans in its portfolio with the exception of one- to four-family residential mortgage loans and consumer lines of credit which are evaluated on a collective basis for impairment. Also, loans which have delays in payments of less than four months are not necessarily considered impaired unless other factors apply to the loans. The accrual of interest income on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan. At December 31, 1996, the Company had classified no loans as impaired with no specific reserves set aside as of December 31, 1996 as determined in accordance with SFAS No. 114. In comparison, as of June 30, 1996, the Company had classified $1.1 million of its loans as impaired with $91,000 in specific reserves. In addition, as of December 31, 1996, the Company had $1.4 million in loans which were collectively evaluated for impairment compared to $821,000 at June 30, 1996. The average recorded investment in impaired loans, inclusive of those evaluated collectively, during the six months ended December 31, 1996, was $1.2 million, whereas, the average for the twelve months ended June 30, 1996 was $2.4 million.

     The Company, in consideration of the current economic environment and the condition of the loan portfolio, maintained the allowance for estimated loan losses at December 31, 1996 at $1.1 million. The allowance for estimated loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The Company's non-performing loans are primarily made up of one-to four-family residential mortgage loans. The following table sets forth the activity in the Company's allowance for estimated loan losses for the six months ended December 31, 1996:


                                               Activity for the six months ended
                                                       December 31, 1996
                                                       -----------------
         Balance at June 30, 1996                             $1,058,000
         Add:
                  Provision for estimated loan losses            294,000
                  Recoveries of previous charge-offs                   -
         Less:
                  Charge-offs                                    238,000
                                                              ----------
         Balance at December 31, 1996                         $1,114,000
                                                              ==========

     The Company's total liabilities increased to $338.7 million at December 31, 1996 from $304.5 million at June 30, 1996. Total deposit accounts increased $14.5 million to $248.5 million at December 31, 1996 from $234.0 million at June 30, 1996 primarily due to changes in products offered and also due to pricing. The Company also increased its borrowings from the FHLB and from securities sold under agreements to repurchase during the six months ended December 31, 1996. The Company increased its total borrowings to $86.9 million at December 31, 1996 compared to the total of $67.5 million at June 30, 1996. The increase in deposit accounts and borrowings were in tandem with the growth in the interest-earning asset growth of the Company. The Company will utilize FHLB advances and other forms of borrowings as part of its asset and liability management strategy.

     The Company's stockholders' equity decreased to $31.1 million at December 31, 1996 from $31.6 million at June 30, 1996 primarily due to the loss from operations resulting from the accrual for the one-time special assessment to recapitalize the SAIF insurance fund and due to the repurchase of 70,000 shares of treasury stock. The Company currently has approval to repurchase up to 259,000 shares of its outstanding common stock. As of December 31, 1996, the Company had repurchased 70,000 shares under this program.

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

LIQUIDITY
---------

     The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, securities sold under agreements to repurchase, increases in deposit accounts and, to a lesser extent, proceeds from the sale of loans and investments. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The Association, by regulation, must maintain its liquidity ratio at no less than 5.0% of deposits and short-term borrowings. Liquidity represents cash and certain investments which are not committed or pledged to specific liabilities. The Association's average liquidity ratio for December 31, 1996 and December 31, 1995 was 9.41% and 8.66%, respectively.

COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------

     At December 31, 1996, there were no material changes to the Company's commitments or contingent liabilities from the period ended June 30, 1996 as discussed in the Company's notes to the consolidated financial statements reflected in the audited consolidated financial statements of SGV Bancorp, Inc., for the year ended June 30, 1996 included in the Annual Report on Form 10-K for the year ended June 30, 1996. At December 31, 1996, the Company had outstanding commitments to originate or purchase mortgage loans of $2.2 million as compared to $1.1 million at June 30, 1996.

REGULATORY CAPITAL
------------------

     The Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio. The core capital requirement has been effectively increased to 4% because the prompt corrective action legislation provides that institutions with less than 4% core capital will be deemed "undercapitalized". In addition, the OTS, under the prompt corrective action regulation can impose various constraints on institutions depending on their level of capitalization ranging from well-capitalized to critically undercapitalized. At December 31, 1996, the Association was considered "well-capitalized".

     The Association was in compliance with the capital requirements in effect as of December 31, 1996. The following table reflects the required ratios and the actual capital ratios of the Association at December 31, 1996:


                                                           Capital
                                                           -------
                       Actual   Required   Excess      Actual    Required
                       Capital   Capital   Amount      Percent    Percent
                       -------   -------   ------      -------    -------
                         (dollars in thousands)
     Tangible          $25,384   $ 5,496   $19,888      6.93%      1.50%

     Core              $25,384   $10,991   $14,393      6.93%      3.00%

     Risk-based        $26,498   $14,321   $12,177     14.80%      8.00%

Recent Legislative Developments
-------------------------------

     On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposes a special one-time assessment on SAIF member institutions, including the Association, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. The special assessment was recognized as an expense in the quarter ended September 30, 1996, and is tax deductible. The Association took a pre-tax charge of $1.3 million as a result of the FDIC special assessment.

     The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.4 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000, or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time.

     As a result of the Funds Act, the FDIC recently lowered SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

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

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  None.

Item 5.           Other Information
                  -----------------
                  None.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

          (a)      The following exhibits are filed as part of this report:

           3.1 Certificate of Incorporation of SGV Bancorp, Inc. *
           3.2 Bylaws of SGV Bancorp, Inc. *
          11.0 Computation of per share earnings (filed herewith).
          27.0 Financial data schedule (filed herewith).
          (b)      Reports on Form 8-K
                   None.

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

                                           SGV BANCORP, INC.

February 14, 1997                          /s/  Barrett G. Andersen
-----------------                          ----------------------------------
         Date                              Barrett G. Andersen
                                           President and Chief Executive Officer

February 14, 1997                          /s/ Ronald A. Ott
-----------------                          ----------------------------------
         Date                              Ronald A. Ott
                                           Executive Vice President
                                           Chief Financial Officer and Treasurer