Form 10-Q
period 1997-03-31
SGV BANCORP INC
filed 1997-05-13
CIK 940511

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE   SECURITIES
     EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                      or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE   SECURITIES
     EXCHANGE ACT OF 1934

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
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I. R. S. Employer
incorporation or organization)                             Identification No.)



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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,342,176 shares of common stock, par value $0.01 per share, were outstanding as of May 9, 1997.

                               SGV BANCORP, INC.
                                   FORM 10-Q
                                     INDEX


PART I                         FINANCIAL INFORMATION                      PAGE
                                                                          ----

Item 1     Consolidated Statements of Financial Condition:
           March 31, 1997 and June 30, 1996..............................    1

           Consolidated Statements of Operations:
           For the Nine months ended March 31, 1997 and 1996 and for the
           Three Months Ended March 31, 1997 and 1996....................    2

           Consolidated Statements of Cash Flows:
           For the Nine months ended March 31, 1997 and 1996.............    3

           Notes to Consolidated Financial Statements....................    5

Item 2     Management's Discussion and Analysis of
           Results of Operations and Financial Condition.................   11

PART II    OTHER INFORMATION

Item 1     Legal Proceedings.............................................   22

Item 2     Changes in Securities.........................................   22

Item 3     Defaults on Securities........................................   22

Item 4     Submission of Matters to a Vote of Security Holders...........   22

Item 5     Other Information.............................................   22

Item 6     Exhibits and Reports on Form 8-K..............................   22

SIGNATURES...............................................................   23




SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)
---------------------------------------------------------------------------------------
                                                                 March 31,     June 30,
                                                                    1997         1996
                                                                ------------  ----------
ASSETS:
 Cash and cash equivalents, including short-term bank
  obligations of $5,125 at March 31, 1997 and $4,025
  at June 30, 1996                                               $    8,828    $  8,884
 Investment securities available for sale, amortized cost of
  $11,500 at March 31, 1997 and $15,000 at June 30, 1996             11,404      14,904
 Mortgage-backed securities available for sale, amortized
  cost of $39,471 at March 31, 1997 and $16,863 at
  June 30, 1996                                                      38,901      16,614
 Mortgage-backed securities held to maturity, estimated fair value of $39,222 at March 31, 1997 and $27,124 at
  June 30, 1996                                                      40,005      27,701
 Loans receivable held for sale                                         363         723
 Loans receivable held for investment, net of allowance for
  estimated loan losses of $1,214 at March 31, 1997 and $1,058
   at June 30, 1996                                                 287,870     255,953
 Accrued interest receivable                                          2,857       2,588
 Stock of Federal Home Loan Bank of San Francisco, at cost            3,929       3,747
 Real estate acquired through foreclosure, net                          739       1,489
 Premises and equipment, net                                          3,056       3,015
 Prepaid expenses and other assets, net                               1,824         437
                                                                 ----------    --------
     Total assets                                                $  399,776    $336,055
                                                                 ==========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES:
 Deposit accounts                                                $  281,958   $ 234,039
 Federal Home Loan Bank advances                                     76,204      67,509
 Securities sold under agreements to repurchase                       9,450
 Accrued expenses and other liabilities                               3,105       2,921
                                                                 ----------    --------
     Total liabilities                                              370,717     304,469

 STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 2,000,000 shares
  authorized; none issued
 Common stock, $.01 par value; 10,000,000 shares authorized;
  2,727,656 issued; 2,342,176 shares outstanding at March
  31, 1997 and 2,591,376 shares outstanding at
  June 30, 1996                                                          27          27
 Additional paid-in capital                                          20,756      20,684
 Retained earnings, substantially restricted                         14,708      14,470
 Net unrealized loss on investment securities and
  mortgage-backed securities available for sale,
  net of taxes                                                         (385)       (202)
 Deferred stock compensation                                         (1,923)     (2,153)
 Treasury stock                                                      (4,124)     (1,240)
                                                                 ----------    --------
     Total stockholders' equity                                      29,059      31,586
                                                                 ----------    --------
     Total liabilities and stockholders' equity                  $  399,776    $336,055
                                                                 ==========    ========


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)(UNAUDITED)
---------------------------------------------------------------------------------------
                                           FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                             ENDED MARCH 31,          ENDED MARCH 31,
                                             1997       1996          1997        1996
                                           --------------------    --------------------
INTEREST INCOME:
  Interest on loans                         $5,413     $4,425       $15,387     $12,828
  Interest on investment securities            272        211           847         394
  Interest on mortgage-backed securities       989        546         2,692       1,458
  Other                                        191        137           488         536
                                            ------     ------       -------     -------
      Total interest income                  6,865      5,319        19,414      15,216
                                            ------     ------       -------     -------

INTEREST EXPENSE:
  Interest on deposit accounts               3,133      2,495         8,831       7,391
  Interest on borrowings                     1,298        829         3,583       2,105
                                            ------     ------       -------     -------
      Total interest expense                 4,431      3,324        12,414       9,496
                                            ------     ------       -------     -------

Net interest income before provision
  for estimated loan losses                  2,434      1,995         7,000       5,720
PROVISION FOR ESTIMATED LOAN LOSSES            194        144           487         319
                                            ------     ------       -------     -------
Net interest income after provision for
  estimated loan losses                      2,240      1,851         6,513       5,401

OTHER INCOME (EXPENSE):
  Loan servicing and other fees                109        112           332         325
  Secondary marketing activity, net            (10)        (4)          (36)        (21)
  Gain (loss) on sale or redemption of
   securities available for sale, net          (13)        30           148          29
  Other income                                 119        105           362         350
  Net loss on real estate acquired
   through foreclosure                         (10)      (211)          (78)       (308)
                                            ------     ------       -------     -------
      Total other income                       195         32           728         375
                                            ------     ------       -------     -------

GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation and other employee
   expenses                                  1,070        935         2,964       2,735
  Office occupancy                             215        196           584         598
  Equipment                                     51         53           145         162
  Data Processing                              227        134           503         393
  Advertising                                   37         38           107          80
  FDIC insurance premiums                       11        116           273         352
  FDIC special assessment                                             1,332
  Other operating expenses                     331        399           916         928
                                            ------     ------       -------     -------
      Total general and administrative
       expenses                              1,942      1,871         6,824       5,248
                                            ------     ------       -------     -------

EARNINGS BEFORE INCOME TAXES                   493         12           417         528
INCOME TAXES                                   208          6           180         222
                                            ------     ------       -------     -------
     NET EARNINGS                           $  285     $    6       $   237     $   306
                                            ======     ======       =======     =======
EARNINGS PER SHARE                          $ 0.13     $ 0.01       $  0.10     $  0.12
                                            ======     ======       =======     =======

Weighted Average Shares Outstanding
 (000's)                                     2,279      2,474         2,332       2,534
                                            ======     ======       =======     =======

SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)
----------------------------------------------------------------------------------
                                                               FOR THE NINE MONTHS
                                                                 ENDED MARCH 31,
                                                                 1997       1996
                                                               -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                  $    237   $    306
 Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                    260        280
   Loans originated for sale                                     (4,471)    (8,921)
   Proceeds from sale of loans                                    4,476      8,937
   Gain on sale of loans, net                                        (5)       (16)
   Gain on sale of mortgage-backed securities and
     investment securities available for sale, net                 (148)       (33)
   Federal Home Loan Bank stock dividend                           (179)      (110)
   Increase in prepaid expenses and other assets                   (791)      (200)
   Amortization of deferred loan fees                               (21)       (59)
   Deferred loan origination costs                                 (147)      (131)
   Increase (decrease) in accrued expenses and other
     liabilities                                                    (26)       347
   Provision for estimated loan losses                              487        319
   Provision for estimated real estate losses                        73        239
   Premium amortization, net                                        156        150
   Increase in accrued interest receivable                         (269)      (529)
   Other, net                                                       338        246
                                                               --------   --------
    Net cash provided by operating activities                       (30)       825

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment securities available for sale           (41,451)   (27,650)
 Proceeds from sale and redemption of investment securities
  available for sale                                             44,936     18,683
 Proceeds from redemption of investment securities held
  to maturity                                                                3,200
 Purchase of mortgage-backed securities available for sale      (35,229)   (11,914)
 Purchase of mortgage-backed securities held to maturity        (15,451)   (15,936)
 Proceeds from sale of mortgage-backed securities available
  for sale                                                        9,866
 Principal repayments on mortgage-backed securities               5,909      5,176
 Loans funded, net                                              (23,621)   (13,130)
 Loans purchased, net                                           (33,344)   (48,297)
 Principal repayments on loans                                   22,986     17,008
 Purchase of FHLB Stock                                              (3)      (730)
 Proceeds from sale of real estate                                2,798        312
 Purchase of premises and equipment                                (906)      (479)
 Other, net                                                                      4
                                                               --------   --------
    Net cash used in investing activities                       (63,510)   (73,753)

SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)
-----------------------------------------------------------------------------------------------
                                                                            FOR THE NINE MONTHS
                                                                              ENDED MARCH 31,
                                                                               1997      1996
                                                                          ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in certificate accounts                                       $ 19,503   $ 20,635
 Net increase (decrease) in passbook, money market savings,
   NOW and noninterest-bearing accounts                                        8,257     (1,749)
 Purchase of deposit accounts                                                 20,159
 Proceeds from Federal Home Loan Bank advances                                45,000     42,000
 Repayment of Federal Home Loan Bank advances                                (36,305)    (1,332)
 Proceeds from securities sold under agreements to repurchase                  9,600
 Repayment of securities sold under agreements to repurchase                    (150)
 Purchase of shares for stock compensation plans                                           (775)
 Purchase of treasury stock                                                   (2,884)
 Other, net                                                                      304
                                                                            --------   --------
    Net cash provided by financing activities                                 63,484     58,779

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (56)   (14,149)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 8,884     23,387
                                                                            --------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  8,828   $  9,238
                                                                            ========   ========

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid during the period for:
Interest                                                                    $ 12,561   $  9,471
Income taxes, net of refunds received                                                       284

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Real estate acquired through foreclosure                                       2,129      2,305
Transfer of mortgage-backed securities from held to maturity to
  available for sale classification                                                       4,775
Loans to facilitate sales of real estate acquired through
  foreclosure                                                                               319
Change in net unrealized loss on investment securities and
  mortgage-backed securities available for sale, net of taxes                   (183)       (90)



                        SGV BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

1.   Basis of Presentation:
     ----------------------

          SGV Bancorp, Inc. (SGV) is a savings and loan holding company incorporated in the state of Delaware that was organized for the purpose of acquiring all of the capital stock of First Federal Savings and Loan Association of San Gabriel Valley (the Association) upon its conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association. On June 28, 1995, SGV completed its sale of 2,727,656 shares of its common stock through subscription and community offerings to the Association's depositors, the Employee Stock Ownership Plan and the public, and used approximately 60% of the net proceeds from such sales to purchase all of the Association's common stock issued in the Association's conversion to stock form. Such business combination was accounted for at historical cost in a manner similar to a pooling of interests.

          SGV engages only in limited business operations primarily involving investments in federal agency securities and mortgage-backed securities, and as a result, substantially all of the net earnings and performance figures herein reflect the results of the Association.

          The Association is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in mortgage loans secured by one-to-four family residences. To a lesser extent, the Association invests in multi-family residential mortgages, commercial real estate, land and other loans. The Association's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities and income from loan servicing. The Association's primary sources of funds are deposits, principal and interest payments on loans, advances from the Federal Home Loan Bank of San Francisco (the FHLB) and, to a lesser extent, proceeds from the sale of loans. As of March 31, 1997, the Association operated eight branch offices located in the San Gabriel Valley.

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

          The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments necessary for a fair presentation have been included. The results of operations for the nine-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

2.   Earnings Per Share
     ------------------

          Earnings per share for the three months and nine months ended March 31, 1997 and March 31, 1996 are based on the common shares of 2,727,656 as adjusted for treasury stock, the ESOP plan, the stock compensation plan and the stock option plan. The weighted average number of shares unallocated under the ESOP for the three months ended March 31, 1997 and March 31, 1996 were 146,234 and 172,752, respectively, and for the nine months ended March 31, 1997 and March 31, 1996 were 155,326 and 179,571, respectively, in accordance with SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans." In regards to the stock compensation plan, the weighted average number of shares reducing shares outstanding for earnings per share for the three months ended March 31, 1997 and March 31, 1996 were 70,076 and 81,829, respectively, and for the nine months ended March 31, 1997 and March 31, 1996 were 80,262 and 81,829, respectively. In regards to treasury stock, the weighted average number of shares reducing shares outstanding for earnings per share for the three and nine months ended March 31, 1997 were 290,930 and 167,876, respectively. Also, in regards to stock options, the common stock equivalent number of shares for the three and nine months ended March 31, 1997 to be included in the calculation of total shares outstanding for earnings per share calculations were 58,908 and 7,854, respectively.

3.   Loans Receivable
     ----------------

          On July 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements generally require all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 indicates that a creditor should evaluate the collectibility of both contractual interest and contractual principal when assessing the need for a loss accrual. The adoption of these statements did not have a material impact on the results of operations or the financial position of the Company, taken as a whole. The Company uses the fair value impairment method to measure the fair value of the collateral.

          The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. The Company applies the measurement provisions of SFAS No. 114 to all loans in its portfolio with the exception of one- to four-family residential mortgage loans and consumer lines of credit which are evaluated on a collective basis. Also, loans which have delays in payments of less than four months are not necessarily considered impaired unless other factors apply to the loans. The accrual of interest income on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered permanent, a charge-off is recorded; where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan. At March 31, 1997, the Company had classified one loan with a balance of $217,000 as impaired with $100,000 in specific reserves set aside as of March 31, 1997 as determined in accordance with SFAS No. 114. In comparison, as of June 30, 1996, the Company had classified $1.1 million of its loans as impaired with $91,000 in specific reserves. In addition, as of March 31, 1997, the Company had $1.7 million in loans which were collectively evaluated for impairment compared to $821,000 in loans collectively evaluated at June 30, 1996. The average recorded investment in impaired loans, inclusive of those evaluated collectively, during the nine months ended March 31, 1997, was $1.4 million, whereas, the average for the twelve months ended June 30, 1996 was $2.4 million.

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

          In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" which became effective for the Company beginning July 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

          In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125") which was amended by SFAS No. 127. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer.
If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Retroactive application of this Statement is not permitted. The adoption of SFAS No. 125 did not have a material impact on results of operations or financial condition of the Company.

          In February 1997, the Financial Accounting Standards Board issue SFAS No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires the presentation of diluted earnings per share for entities with complex capital structures. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock, such as options, were exercised or converted into common stock. The Company does not believe that SFAS No. 128 will have a material impact on its financial statements.

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

6.   Approved Stock Compensation Plans
     ---------------------------------

          At the Company's Annual Meeting of Shareholders on January 17, 1996, the shareholders approved the SGV Bancorp, Inc. 1995 Master Stock Option Plan, the First Federal Savings and Loan Association of San Gabriel Valley 1995 Master Stock Compensation Plan and the First Federal Savings and Loan Association of San Gabriel Valley 1995 Directors' Deferred Fee Stock Unit Plan (the Plans).
The Master Stock Option Plan authorizes the granting of options to purchase 272,765 shares to the Company's outside directors, officers and employees. The Association contributed funds to the Master Stock Compensation Plan trust to purchase 81,829 shares of Common Stock through purchases in the open market. The Master Stock Compensation Plan is reflected as deferred compensation representing a reduction in stockholders' equity in the consolidated statements of financial condition as of March 31, 1997. These Plans became effective as of the date of approval.

7.   Branch Purchase - Core Deposit Intangible
     -----------------------------------------

          The Company acquired customer deposit accounts totaling approximately $20 million along with the branch facility located in Duarte, California from another financial institution in February 1997. The Company purchased the equipment and improvements for a deminimis amount and agreed to continue the lease for its remaining term. The related core deposit premium is $523,000 at March 31, 1997 and relates to the value of the depositor relationship and is an identifiable intangible which is amortized over a five-year period using the straight-line method.

8.   Recent Developments
     -------------------

          On March 31, 1997, the Company opened a de novo branch, the Company's eighth branch, in North La Verne, California. The branch was a former commercial bank branch recently closed due to consolidation. The Company assumed the remaining term of the lease and acquired the improvements at no additional cost.

9.   FDIC Special Assessment
     -----------------------

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

10.  Thrift Rechartering Legislation
     -------------------------------

          The Deposit Insurance Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also requires that the Department of Treasury submit a report to Congress by March 31, 1997 that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date (January 1, 1998 in one bill, June 30, 1998 in the other) or they would automatically become national banks. Converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The Bank is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.

Item 2.  Management's Discussion and Analysis of Results of Operations and
         -----------------------------------------------------------------
         Financial Condition
         -------------------

          This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K, which focuses upon relevant matters occurring during the year ended June 30, 1996. Accordingly, the ensuing discussion focuses upon the material matters at and for the three months and nine months ended March 31, 1997.

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

RESULTS OF OPERATIONS
---------------------

          The Company recorded net earnings of $285,000 for the three months ended March 31, 1997 compared to net earnings of $6,000 for the three months ended March 31, 1996. For the nine months ended March 31, 1997, the Company recorded net earnings of $237,000 compared to net earnings of $306,000 for the nine months ended March 31, 1996. For the three months ended March 31, 1997 and March 31, 1996, the net earnings per share were $0.13 and $0.01, respectively. The net earnings per share for the nine months ended March 31, 1997 was $0.10 per share compared to net earnings per share of $0.12 for the nine months ended March 31, 1996. The decrease in net earnings for the nine months ended March 31, 1997 was due primarily to the payment of the one-time special assessment to recapitalize the SAIF insurance fund. This one-time special assessment was approximately $1.3 million on a pre-tax basis and represented 65.7 basis points of the deposits held by the Association as of March 31, 1995.

Net Interest Income
-------------------

          Net interest income before the provision for estimated loan losses was $2.4 million for the three months ended March 31, 1997 compared to $2.0 million for the three months ended March 31, 1996. For the nine months ended March 31, 1997 and March 31, 1996, net interest income before the provision for estimated loan losses were $7.0 million and $5.7 million, respectively.

Interest Income
---------------

          Total interest income for the three months ended March 31, 1997 increased to $6.9 million from $5.3 million for the three months ended March 31, 1996 due primarily to the increase in average balances of interest-earning assets. Contributing to the increase in the average balance of interest-earning assets was the acquisition of the branch in Duarte in late February 1997 which provided $20 million in investable funds. Interest income on loans increased to $5.4 million for the three months ended March 31, 1997 from $4.4 million for the three months ended March 31, 1996 primarily due to the increase in the average balance of loans receivable outstanding to $285.4 million for the three months ended March 31, 1997 from $237.8 million for the three months ended March 31, 1996. Interest income on mortgage-backed securities increased to $989,000 for the three months ended March 31, 1997 from $546,000 for the three months ended March 31, 1996 due primarily to the increase in the average balance of mortgage-backed securities to $61.1 million for the three months ended March 31, 1997 from $35.1 million for the three months ended March 31, 1996. The increase in interest income on investment securities and other investments to $463,000 for the three months ended March 31, 1997 from $348,000 for the three months ended March 31, 1996 was primarily due to the increase in average balances of investment securities and other investments to $27.1 million for the three months ended March 31, 1997 from $21.5 million for the three months ended March 31, 1996.

          Total interest income for the nine months ended March 31, 1997 was $19.4 million as compared to $15.2 million for the nine months ended March 31, 1996 due primarily to the increase in the average balances of interest-earning assets. Interest income on loans increased to $15.4 million for the nine months ended March 31, 1997 from $12.8 million for the nine months ended March 31, 1996 due primarily to the increase in the average balance of loans receivable to $269.6 million for the nine months ended March 31, 1997 from $227.6 million for the nine months ended March 31, 1996. Interest income from mortgage-backed securities increased to $2.7 million for the nine months ended March 31, 1997 from $1.5 million for the nine months ended March 31, 1996 due primarily to the increase in the average balance to $54.6 million for the nine months ended March 31, 1997 from $30.6 million for the nine months ended March 31, 1996. The interest income on other investment securities and other investments increased to $1.3 million for the nine months ended March 31, 1997 from $0.9 million for the nine months ended March 31, 1996. The increase was due primarily to the increase in the average balances to $27.9 million for the nine months ended March 31, 1997 from $20.2 million for the nine months ended March 31, 1996.

Interest Expense
----------------

          Total interest expense for the three months ended March 31, 1997 was $4.4 million as compared to $3.3 million for the three months ended March 31, 1996. The increase in expense was due primarily to the increase in the average balance of interest-bearing liabilities. Contributing to the increase in the average balance of interest-bearing liabilities was the acquisition of the Duarte branch in late February which provided $18.5 million in interest-bearing liabilities. Interest expense from deposit accounts increased to $3.1 million for the three months ended March 31, 1997 from $2.5 million for the three months ended March 31, 1996 due primarily to the increase in the average balances to $262.5 million for the three months ended March 31, 1997 from $212.1 million for the three months ended March 31, 1996. The interest expense from borrowings increased to $1.3 million for the three months ended March 31, 1997 from $0.8 million for the three months ended March 31, 1996 due primarily to the increase in average balances to $85.0 million for the three months ended March 31, 1997 from $55.5 million for the three months ended March 31, 1996.

          Total interest expense for the nine months ended March 31, 1997 was $12.4 million compared to $9.5 million for the nine months ended March 31, 1996. The increase in expense was due primarily to the increase in the average balance of interest-bearing liabilities. Interest expense from deposit accounts increased to $8.8 million for the nine months ended March 31,1997 from $7.4 million for the nine months ended March 31, 1996 due primarily to the increase in the average balance of deposit accounts to $247.5 million for the nine months ended March 31, 1997 from $206.1 million for the nine months ended March 31, 1996. Interest expense from borrowings increased to $3.6 million for the nine months ended March 31, 1997 from $2.1 million for the nine months ended March 31, 1996 due primarily to the increase in the average balance of borrowings to $77.7 million for nine months ended March 31, 1997 from $37.4 million for the nine months ended March 31, 1996.

Analysis of Net Interest Income
-------------------------------

          The following table sets forth average interest rates on the Company's interest-earning assets and interest-bearing liabilities for the three month and nine month periods ended March 31, 1997 and March 31, 1996 (dollars are in thousands and average balances are based on month-end amounts):

                                                     Three Months Ended March 31,           Nine Months Ended March 31,
                                                -----------------------------------  ---------------------------------------
                                                        1997              1996              1997                 1996
                                                ----------------   ----------------  --------------------  -----------------
                                                Average    Yield    Average    Yield    Average    Yield    Average    Yield
                                                Balance    Rate     Balance    Rate     Balance    Rate     Balance    Rate
                                                ----------------   ----------------- -------------------   -----------------
ASSETS:
 Interest-earning assets:
   Loans receivable.......................      $285,428   7.59%   $237,818    7.44%    $269,623    7.61%   $227,630    7.51%
   Mortgage-backed securities.............        61,087   6.48      35,121    6.22       54,593    6.57      30,588    6.36
   Investment securities and other........        27,118   6.83      21,473    6.48       27,936    6.37      20,229    6.13
                                                --------           --------             --------            --------
     Total interest-earning assets........       373,633   7.35%    294,412    7.23%     352,152    7.35%    278,447    7.29%
Noninterest-earning assets................        11,867             11,316               11,256               8,768
                                                --------           --------             --------            --------
     Total assets.........................      $385,500           $305,728             $363,408            $287,215
                                                ========           ========             ========            ========

LIABILITIES AND EQUITY:
  Interest-bearing liabilities:
    Savings accounts......................      $262,547   4.77%   $212,163    4.70%    $247,497    4.76%   $206,140    4.78%
    Borrowings............................        84,996   6.11      55,508    5.97       77,662    6.15      43,456    6.46
                                                --------           --------             --------            --------
     Total interest-bearing liabilities...       347,543   5.10%    267,671    4.97%     325,159    5.09%    249,596    5.07%
Noninterest-bearing liabilities...........         7,755              4,875                7,259               4,443
Stockholders' equity......................        30,202             33,182               30,990              33,176
                                                --------           --------             --------            --------
     Total liabilities and equity.........      $385,500           $305,728             $363,408            $287,215
                                                ========           ========             ========            ========

Net interest rate spread..................                 2.25%               2.26%                2.26%               2.22%
Net interest margin.......................                 2.61%               2.71%                2.65%               2.74%
Ratio of interest-earning assets
 to interest-bearing liabilities..........        107.51%            109.99%              108.30%             111.56%


          The Company's average net interest spread decreased slightly to 2.25% for the three months ended March 31, 1997 as compared 2.26% for the three months ended March 31, 1996. The decrease was due partially to the increase in the cost of interest-bearing liabilities to 5.10% for the three months ended March 31, 1997 from 4.97% for the three months ended March 31, 1996 partially offset by the increase in the yield on interest-earning assets to 7.35% for the three months ended March 31, 1997 from 7.23% for the three months ended March 31, 1996.

          The average yield on loans receivable increased to 7.59% for the three months ended March 31, 1997 from 7.44% for the three months ended March 31, 1996. The increase in yield was due primarily to the lower yield for the three months ended March 31, 1996 resulting from the inclusion of the purchase of $32.7 million in loans on March 31, 1996 in the calculation of the average balance in loans outstanding. The average yield on mortgage-backed securities increased to 6.48% for the three months ended March 31, 1997 from 6.22% for the three months ended March 31, 1996. The increase was due to the Company's purchase of fixed and adjustable rate mortgage-backed securities with higher yields during the past year.

          The majority of the Association's deposit accounts are relatively short term (less than two years) and therefore the average cost of deposits may adjust relatively rapidly to market rates. The average cost of deposit accounts increased by 7 basis points to 4.77% for the three months ended March 31, 1997 from 4.70% for the three months ended March 31, 1996. The average balance of deposit accounts increased to $262.5 million for the three months ended March 31, 1997 from $212.2 million for the three months ended March 31, 1996. The increase in average deposit accounts was partially the result of the acquisition of a $20 million branch in the city of Duarte in February 1997. The average balance of borrowings, principally from the FHLB, increased to $85.0 million for the three months ended March 31, 1997 from $55.5 million for the three months ended March 31, 1996. The average cost of borrowings increased to 6.11% for the three months ended March 31, 1997 from 5.97% for the three months ended March 31, 1996. The increase in the average cost of borrowings is the result of generally higher interest rates on new borrowings. The increase in savings accounts and borrowings funded the growth of the interest-earning assets.

          The net interest spread increased slightly to 2.26% for the nine months ended March 31, 1997 as compared 2.22% for the nine months ended March 31, 1996. The majority of the increase in the spread was the result of the increase in the average yield on interest-earning assets to 7.35% for the nine months ended March 31, 1997 from 7.29% for the nine months ended March 31, 1996.

Provision for Estimated Loan Losses
-----------------------------------

          The provision for estimated loan losses for the three months ended March 31, 1997 was $194,000 compared with $144,000 for the three months ended March 31, 1996. The increase in the provision for estimated loan losses for the three months ended March 31, 1997 was due primarily to the increase in fair value losses on loans foreclosed on during the period and also due to a $100,000 fair value writedown on a multi-family property in San Bernardino. The provision for loan losses for the nine months ended March 31, 1997 was $487,000 compared to $319,000 for the nine months ended March 31, 1996. The increase was due primarily to the increase in the mortgage loan portfolio and to the increases in fair value losses related to foreclosed loans and the fair value losses totaling $200,000 related to two multi-family properties in San Bernardino. See "Financial Condition."

Other Income (Expense)
----------------------

          Other income (expense) increased to $195,000 for the three months ended March 31, 1997 from $32,000 for the three months ended March 31, 1996.
The increase was due primarily to the $201,000 reduction in net losses resulting from real estate acquired through foreclosure. For the nine months ended March 31, 1997, other income (expense) increased to $728,000 from $375,000 for the nine months ended March 31, 1996. The increase was due primarily to the $119,000 increase in net gains on sales of the mortgage-backed securities and investment securities and the $230,000 reduction in net losses resulting from real estate acquired through foreclosure. See "Financial Condition."

General and Administrative Expenses
-----------------------------------

          For the three months ended March 31, 1997, general and administrative expenses increased $71,000 to $1.94 million from $1.87 million for the three months ended March 31, 1996. In the three months ended March 31, 1997, approximately $100,000 in costs were incurred related to the conversion costs associated with the Company's transition to a new data processor. The Company's compensation costs increased by $135,000 primarily related to the stock compensation plans. Offsetting these increases was the reduction in the insurance assessment on deposit accounts which declined by $105,000 as the new assessment rate became effective on January 1, 1997, following the one-time special assessment to recapitalize the SAIF fund in November 1996. For the nine months ended March 31, 1997, general and administrative costs increased to $6.8 million from $5.2 million for the nine months ended March 31, 1996. The increase was due primarily to the $1.3 million (pre-tax) charge for the one-time special assessment to recapitalize the SAIF insurance fund. Excluding this special assessment, general and administrative expenses increased by $244,000 in the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996, due to the $229,000 increase in compensation costs, primarily related to stock compensation plans, and the $100,000 data processing conversion expenses.

Income Taxes
------------

          The income tax expense for the three months ended March 31, 1997 was $208,000, as compared to $6,000 for the three months ended March 31, 1996. The effective tax rate for the three months ended March 31, 1997 and March 31, 1996 was 42.2% and 50.0%, respectively. For the nine months ended March 31, 1997, the income tax expense for the Company was $180,000 compared to $222,000 for the nine months ended March 31, 1996. The effective tax rate for the nine months ended March 31, 1997 and March 31, 1996 was 43.2% and 42.0%, respectively.

FINANCIAL CONDITION
-------------------

          The Company's total assets were $399.8 million at March 31, 1997, an increase of $63.7 million from the $336.1 million in total assets at June 30, 1996. The Company's loans receivable held for investment increased by $31.9 million to $287.9 million at March 31, 1997 as compared to $256.0 million at June 30, 1996. The increase is primarily due to the purchase of $33.3 million in adjustable rate mortgage loans during the nine months ending March 31, 1997.
The loans purchased were indexed to COFI and were collateralized by single-family residences and multi-family residences of $29.3 million and $4.1 million, respectively. The Company also increased its investment in mortgage-backed securities by $34.6 million to $78.9 million at March 31, 1997 from $44.3 million at June 30, 1996 as it purchased securities with the cash funds received from the branch acquisition.

          During the nine months ended March 31, 1997, the Company originated $28.0 million and purchased for investment $33.3 million in mortgage loans, compared to $22.1 million in loans originated and $48.3 million in loans purchased in the nine month period ended March 31, 1996. The Company also sold $4.5 million in mortgage loans to the secondary market during the nine months ended March 31, 1997 as compared to approximately $8.9 million for the same period a year ago. As stated above, the Company also purchased approximately $50.7 million in mortgage-backed securities in the nine months ended March 31, 1997, as compared to $27.9 million in mortgage-backed securities purchased in the nine months ended March 31, 1996. The Company sold approximately $9.9 million of mortgage-backed securities available for sale in the nine months ended March 31, 1997 to assist in the funding of the loan purchases made during the period. The net purchases of loans and mortgage-backed securities were made with the intent to enhance net interest income.

          The Company's non-performing assets totaled $2.4 million at March 31, 1997 compared to $3.4 million at June 30, 1996. The decrease in non-performing assets was due primarily to the reduction in the amount of loans on non-accrual status and to the reduction of real estate owned (REO) at March 31, 1997 related to the sales of REOs in comparison to the amount at June 30, 1996. The result of this improvement in non-performing assets was a decrease in the Company's ratio of non-performing assets to total assets to 0.61% at March 31, 1997 from
1.03% at June 30, 1996.   The following table sets forth the non-performing
assets at March 31, 1997 and June 30, 1996:

                                               March 31, 1997   June 30, 1996
                                               ---------------  --------------
                                                   (dollars in thousands)
Non-accrual loans                                   $1,698         $1,962
Real estate acquired through foreclosure               739          1,489
                                                    ------         ------
        Non-performing assets               .       $2,437         $3,451
                                                    ======         ======

Non-performing assets as a percent of total
 assets                                               0.61%          1.03%

Non-performing loans as a percent of gross
 loans receivable                                     0.59%          0.76%

          The Company adopted SFAS No. 114, as amended by SFAS No. 118 as of July 1, 1995 in regards to the accounting for impaired loans. As of the date of adoption, there was no impact to the Company. The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. The Company applies the measurement provisions of SFAS No. 114 to all loans in its portfolio with the exception of one- to four-family residential mortgage loans and consumer lines of credit which are evaluated on a collective basis for impairment. Also, loans which have delays in payments of less than four months are not necessarily considered impaired unless other factors apply to the loans. The accrual of interest income on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan. At March 31, 1997, the Company had classified one loan with a balance of $217,000 as impaired with $100,000 in specific reserves set aside as of March 31, 1997 as determined in accordance with SFAS No. 114. In comparison, as of June 30, 1996, the Company had classified $1.1 million of its loans as impaired with $91,000 in specific reserves. In addition, as of March 31, 1997, the Company had $1.7 million in loans which were collectively evaluated for impairment compared to $821,000 at June 30, 1996. The average recorded investment in impaired loans, inclusive of those evaluated collectively, during the nine months ended March 31, 1997, was $1.4 million, whereas, the average for the twelve months ended June 30, 1996 was $2.4 million.

          The Company, in consideration of the current economic environment and the condition of the loan portfolio, maintained the allowance for estimated loan losses at March 31, 1997 at $1.2 million. The allowance for estimated loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The Company's non-performing loans are primarily made up of one- to four-family residential mortgage loans. The following table sets forth the activity in the Company's allowance for estimated loan losses for the nine months ended March 31, 1997:

                                       Activity for the nine months ended
                                                 March 31, 1997
                                       ----------------------------------

Balance at June 30, 1996                          $1,058,000
Add:
     Provision for estimated loan losses             487,000
     Recoveries of previous charge-offs                    -
Less:
     Charge-offs                                     331,000
                                                  ----------
Balance at March 31, 1997                         $1,214,000
                                                  ==========

          The Company's total liabilities increased to $370.7 million at March 31, 1997 from $304.5 million at June 30, 1996. Total deposit accounts increased $48.0 million to $282.0 million at March 31, 1997 from $234.0 million at June 30, 1996 primarily due to changes in products offered, pricing and to the acquisition of $20 million in deposits in Duarte from another financial institution. The Company also opened a de novo branch on March 31, 1997. The Company also increased its borrowings from the FHLB and from securities sold under agreements to repurchase to $85.7 million at March 31, 1997 from $67.5 million at

June 30, 1996. The increase in deposit accounts and borrowings were in tandem with the growth in the interest-earning asset growth of the Company. The Company will utilize FHLB advances and other forms of borrowings as part of its asset and liability management strategy.

          The Company's stockholders' equity decreased to $29.1 million at March 31, 1997 from $31.6 million at June 30, 1996 primarily due to the repurchase of 249,000 shares of the Company common stock which are held as treasury stock.
The Company has repurchased a total of 385,000 shares of its outstanding common stock in connection with two stock repurchase programs over the past twelve months.

MANAGEMENT OF INTEREST RATE RISK
--------------------------------

          The Company's profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. To manage its interest rate risk, the Company has emphasized the origination and/or purchase of adjustable-rate one- to four-family mortgage loans for portfolio and attempts to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits and utilizing longer-term FHLB borrowings.

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

          The Association, by regulation, must maintain its liquidity ratio at no less than 5.0% of deposits and short-term borrowings. Liquidity represents cash and certain investments which are not committed or pledged to specific liabilities. The Association's average liquidity ratio for March 31, 1997 and March 31, 1996 was 9.29% and 10.13%, respectively.

COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------

          At March 31, 1997, other than the acquisition of the branch in Duarte and the startup of the de novo branch in North La Verne which have non-cancelable operating leases, there were no other material changes to the Company's commitments or contingent liabilities from the period ended June 30, 1996 as discussed in the Company's notes to the consolidated financial statements reflected in the audited consolidated financial statements of SGV Bancorp, Inc., for the year ended June 30, 1996 included in the Annual Report on Form 10-K for the year ended June 30, 1996. At March 31, 1997, the Company had outstanding commitments to originate or purchase mortgage loans of $2.5 million as compared to $1.1 million at June 30, 1996.

REGULATORY CAPITAL
------------------

          The Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio. The core capital requirement has been effectively increased to 4% because the prompt corrective action legislation provides that institutions with less than 4% core capital will be deemed "undercapitalized". In addition, the OTS, under the prompt corrective action regulation can impose various constraints on institutions depending on their level of capitalization ranging from well-capitalized to critically undercapitalized. At March 31, 1997, the Association was considered "well-capitalized".

          The Association was in compliance with the capital requirements in effect as of March 31, 1997. The following table reflects the required ratios and the actual capital ratios of the Association at March 31, 1997:

                                                     Capital
                                                     -------
                   Actual   Required  Excess    Actual   Required
                   Capital  Capital   Amount   Percent    Percent
                   -------  --------  -------  --------  ---------
                    (dollars in thousands)
     Tangible....  $25,215   $ 5,969  $19,246     6.34%      1.50%

     Core........  $25,215   $11,938  $13,277     6.34%      3.00%

     Risk-based..  $26,329   $14,782  $11,547    14.25%      8.00%

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

          The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payments at a rate of approximately 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.4 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000, or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time.

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

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           None.

Item 5.    Other Information
           -----------------
           None.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

       (a) The following exhibits are filed as part of this report:

          3.1 Certificate of Incorporation of SGV Bancorp, Inc.*
          3.2 Bylaws of SGV Bancorp, Inc.*
         11.0 Computation of per share earnings (filed herewith).
         27.0 Financial data schedule (filed herewith).
       (b)    Reports on Form 8-K
              None.
___________________
*  Incorporated herein by reference from the Exhibits to the Registration
   Statement on   Form S-1, as amended, filed on March 6, 1995, Registration No.
   33-90018.

                                   SIGNATURES


          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SGV BANCORP, INC.



May 13, 1997                                    /s/  Barrett G. Andersen
------------                                    ------------------------
Date                                            Barrett G. Andersen
                                                President and Chief
                                                Executive Officer


May 13, 1997                                    /s/ Ronald A. Ott
------------                                    -----------------
Date                                            Ronald A. Ott
                                                Executive Vice President
                                                Chief Financial Officer
                                                and Treasurer