Form 10-K405
period 1997-06-30
SGV BANCORP INC
filed 1997-09-29
CIK 940511

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K


                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 1997

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

       Registrant's telephone number, including area code: (626) 859-4200 Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:


                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No    .
                                                ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $36,300,000, based upon the last sales price as quoted on The Nasdaq Stock Market for September 22, 1997.

     The number of shares of Common Stock outstanding as of September 22, 1997:
2,342,176.

                                                    INDEX
                                                                                                      PAGE
                                                    PART I
Item 1.      Description of Business...........................................................         1
Item 2.      Properties........................................................................        37
Item 3.      Legal Proceedings.................................................................        38
Item 4.      Submission of Matters to a Vote of Security Holders...............................        38

                                                    PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters...............................................................        38
Item 6.      Selected Financial Data...........................................................        39
Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............................................        41
Item 8.      Financial Statements and Supplementary Data.......................................        58
Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure............................................       102

                                                    PART III

Item 10.     Directors and Executive Officers of the Registrant................................       102
Item 11.     Executive Compensation............................................................       102
Item 12.     Security Ownership of Certain Beneficial Owners
             and Management....................................................................       102
Item 13.     Certain Relationships and Related Transactions....................................       102

                                                    PART IV

Item 14.     Exhibits, Financial Statements Schedules and Reports
             on Form 8-K.......................................................................       102

Signatures   ..................................................................................       104

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

General

     SGV Bancorp, Inc. (the "Company") completed its initial public offering of common stock on June 28, 1995, in connection with the conversion of First Federal Savings and Loan Association of San Gabriel Valley (the "Association") from the mutual to stock form of ownership. The Company utilized approximately 50% of the net proceeds of the initial public offering to acquire all of the issued and outstanding stock of the Association. The Company is headquartered in West Covina, California and its principal business currently consists of the operations of its wholly-owned subsidiary, First Federal Savings and Loan Association of San Gabriel Valley. The Company's only significant assets, other than its investment in the capital stock of the Association and a loan to the Association's ESOP, are cash, investments and mortgage-backed securities. Operational activity of the Savings and Loan Association will hereafter be referred to as "Association," where applicable. The Company had no operations prior to June 28, 1995, and accordingly, the results of operations prior to such date reflect only those of the Association and its subsidiary. The Company, as a savings and loan holding company, and the Association are subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC").

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

Market Area and Competition

     The Association conducts business from its administrative branch office located in West Covina, California and its seven other offices located in Covina, Hacienda Heights, La Verne, City of Industry, Arcadia, and Duarte, all of which are located in the eastern part of the greater Los Angeles metropolitan area. The Association has been and continues to be a community-oriented savings institution which primarily originates one- to four-family residential mortgage loans within its primary market area. The Association's deposit gathering is concentrated in the communities surrounding its offices in eastern Los Angeles county. The Association makes loans secured by deeds of trust in portions of eastern Los Angeles, western San Bernardino and Riverside, and Orange counties.

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

Lending Activities

     Loan Portfolio Composition. The Association's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At June 30, 1997 the Association had total loans outstanding of $286.7 million, of which $250.3 million were one- to four-family, owner-occupied residential mortgage loans, or 87.3% of the Association's total loans. The remainder of the portfolio consists of $27.2 million of multi-family mortgage loans, or 9.5% of total loans; $8.7 million of commercial real estate loans, or 3.0% of total loans; and consumer loans of $533,000 or 0.2% of total loans. The Association had $230,000 in loans held for sale as of June 30, 1997. At that same date, 77.7% of the Association's mortgage loans had adjustable interest rates. Of the Association's adjustable-rate mortgage loans, 23.6% are indexed to the one-year Constant Maturity Treasury ("CMT") Index and 76.4% are indexed to the Cost of Funds Index ("COFI").

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

                                                                                                        AT JUNE 30,
                                       ----------------------------------------------------------------------------------
                                                    1997                     1996                          1995
                                       ---------------------------   -----------------------      ------------------------
                                                        PERCENT                   PERCENT                      PERCENT
                                          AMOUNT        OF TOTAL      AMOUNT      OF TOTAL         AMOUNT      OF TOTAL
                                       -------------  ------------   ---------   -----------      ---------  -------------
                                                                                               (DOLLARS IN THOUSANDS)
REAL ESTATE AND OTHER:
One- to four-family....................     $250,303       87.29%     $226,660        87.81%       $187,693       85.82%
Multi-family...........................       27,241        9.50        21,690         8.40          20,431        9.34
Commercial.............................        8,660        3.02         9,331         3.62           9,567        4.37
Construction and land..................            -        0.00             -         0.00             415        0.19
Consumer...............................          533        0.19           440         0.17             602        0.28
                                            --------      ------      --------       ------        --------      ------
     Total loans.......................      286,737      100.00%      258,121       100.00%        218,708      100.00%
                                                          ======                     ======                      ======
LESS:
Undisbursed loan funds.................            -                         -                            -
Unamortized yield adjustments..........          121                       (64)                          45
Deferred loan fees.....................          515                       451                          472
Allowance for estimated loan losses....        1,263                     1,058                          792
                                            --------                  --------                     --------
     Total loans, net..................      284,838                   256,676                      217,399
LESS:
Loans receivable held for sale:
  One- to four-family..................          230                       723                            -
                                            --------                  --------                     --------
     Loans receivable held for
     investment........................     $284,608                  $255,953                     $217,399
                                            ========                  ========                     ========
                                                --------------------------------------------------------
                                                        1994                             1993
                                                -------------------------       ------------------------
                                                               PERCENT                        PERCENT
                                                 AMOUNT        OF TOTAL         AMOUNT        OF TOTAL
                                                ---------    ------------      ---------    ------------
REAL ESTATE AND OTHER:
One- to four-family....................         $177,544         85.00%        $164,523          85.11%
Multi-family...........................           20,215          9.68           16,612           8.59
Commercial.............................            9,791          4.69           10,660           5.51
Construction and land..................              665          0.32              667           0.35
Consumer...............................              643          0.31              841           0.44
                                                --------        ------          -------         ------
     Total loans.......................          208,858        100.00%         193,303         100.00%
                                                                ======                          ======
LESS:
Undisbursed loan funds.................                -                             59
Unamortized yield adjustments..........              101                             63
Deferred loan fees.....................              528                            551
Allowance for estimated loan losses....              562                            472
                                                --------                       --------
     Total loans, net..................          207,667                        192,158
LESS:
Loans receivable held for sale:
  One- to four-family..................                -                          1,197
                                                --------                       --------
     Loans receivable held for
     investment........................         $207,667                       $190,961
                                                ========                       ========

     Loan Maturity. The following table shows the contractual maturity of the Association's gross loans at June 30, 1997. The table does not include principal repayments. Principal repayments on total loans totaled $33.2 million for the year ended June 30, 1997 and $25.0 million and $19.7 million for the years ended June 30, 1996 and 1995, respectively.

                                                                                   AT JUNE 30, 1997
                                                       --------------------------------------------------------------------------
                                                         ONE- TO
                                                           FOUR-         MULTI-                        CONSTRUCTION
                                                          FAMILY         FAMILY         COMMERCIAL       AND LAND        CONSUMER
                                                       ------------   -------------   --------------   ------------    ----------
                                                                                           (IN THOUSANDS)
AMOUNTS DUE:
   One year or less..........................              $ 12,521         $ 2,601      $     1,151       $      -      $    533
   After one year:
      More than one year to three years......                 3,931           2,070              188              -             -
      More than three years to five years....                 2,158           2,793            1,612              -             -
      More than five years to 10 years.......                 3,170           5,185               86              -             -
      More than 10 years to 20 years.........                26,473             385            2,247              -             -
      More than 20 years.....................               202,050          14,207            3,376              -             -
                                                           --------         -------           ------       --------        ------

      Total due after June 30, 1998..........               237,782          24,640            7,509              -             -
                                                           --------         -------           ------       --------        ------

      Total amount due.......................               250,303          27,241            8,660              -           533
   Less:
      Unamortized yield adjustments..........                    81            (202)               -              -             -
      Deferred loan fees.....................                  (321)           (169)             (25)             -             -
      Allowance for estimated loan losses....                  (994)           (164)             (95)                         (10)
                                                           --------         -------           ------       --------        ------
   Total loans, net..........................               249,069          26,706            8,540              -           523

   Loans receivable held for sale............                  (230)              -                -              -             -
                                                           --------         -------           ------       --------        ------
                                                                                                   -
   Loans receivable held for investment......              $248,839         $26,706           $8,540       $      -        $  523
                                                           ========         =======           ======       ========        ======
                                                      -----------------
                                                           TOTAL
                                                           LOANS
                                                         RECEIVABLE
                                                      -----------------
AMOUNTS DUE:
   One year or less..........................            $  16,806
   After one year:
      More than one year to three years......                6,189
      More than three years to five years....                6,563
      More than five years to 10 years.......                8,441
      More than 10 years to 20 years.........               29,105
      More than 20 years.....................              219,633
                                                         ---------

      Total due after June 30, 1998..........              269,913
                                                         ---------

      Total amount due.......................              286,737
   Less:
      Unamortized yield adjustments..........                 (121)
      Deferred loan fees.....................                 (515)
      Allowance for estimated loan losses....               (1,263)
                                                         ---------
   Total loans, net..........................              284,838

   Loans receivable held for sale............                 (230)
                                                          --------

   Loans receivable held for investment......             $284,608
                                                          ========

     The following table sets forth at June 30, 1997, the dollar amount of gross loans receivable contractually due after June 30, 1998, and whether such loans have fixed interest rates or adjustable interest rates.

                                          DUE AFTER JUNE 30, 1998
                                   ----------------------------------
                                     FIXED     ADJUSTABLE     TOTAL
                                   --------  -------------  ---------
                                             (IN THOUSANDS)
Real estate loans:
   One- to four-family........     $42,823      $194,959     $237,782
   Multi-family...............       2,821        21,819       24,640
   Commercial real estate.....       1,962         5,547        7,509
   Construction and land......           -             -            -
Consumer......................           -             -            -
                                   -------      --------     --------
      Total loans receivable..     $47,606      $222,325     $269,931
                                   =======      ========     ========

     Origination, Sale, Servicing and Purchase of Loans. The Association's mortgage lending activities are conducted primarily by commissioned loan representatives and through its eight branch offices. The Association originates both adjustable-rate and fixed-rate mortgage loans. The Association's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. It is the general policy of the Association to sell the majority of the fixed-rate mortgage loans that it originates. The Association may also sell the adjustable-rate mortgage loans that it originates. The Association utilizes forward commitments to hedge the risks associated with a change in interest rates between origination and sale of loans. At June 30, 1997, the Association had one forward commitments of $250,000. The Association retains virtually all servicing of the loans sold. See "Loan Servicing." The Association recognizes, at the time of sale, the cash gain or loss on the sale of the loans sold. At June 30, 1997, there were $230,000 in fixed-rate mortgage loans categorized as held for sale. From time to time, the Association has purchased loans originated by other institutions based upon the Association's investment needs and market opportunities. During the year ended June 30, 1997, the Association purchased $33.3 million of one- to four-family mortgage loans with adjustable interest rates indexed to COFI which are secured by properties located in Southern California. The Association has purchased loans during the past two years as a supplement to its internal origination process in order to meet internal goals. The Association has reviewed each loan it purchases to ensure it meets the Association's underwriting guidelines. The loans were purchased in several transactions consummated during the year ended June 30, 1997.

The following tables set forth the Association's loan originations, purchases, sales and principal repayments for the periods indicated:


                                                  FOR THE YEARS ENDED JUNE 30,
                                             -------------------------------------
                                                1997         1996           1995
                                             ---------     ---------     ---------
                                                        (IN THOUSANDS)

     Gross loans (1):
     Beginning balance.....................  $257,734      $218,191      $208,229
        Loans originated:
           One- to four-family (2).........    33,108        31,110        29,062
           Multi-family....................     3,242         1,163         2,873
           Commercial......................       160            70            98
                                             --------      --------      --------
              Total loans originated.......    36,510        32,343        32,033
        Loans purchased....................    33,320        48,297             -
                                             --------      --------      --------
              Total........................   327,564       298,831       240,262
     Less:
        Principal repayments...............    33,216        25,029        19,730
        Sales of loans.....................     5,644        13,183         1,382
        Transfer to REO....................     2,603         2,885           959
        Undisbursed loan funds.............         -             -             -
                                             --------      --------      --------
     Total loans...........................   286,101       257,734       218,191
        Loans held for sale................       230           723             -
                                             --------      --------      --------
     Ending balance, loans held
        for investment.....................  $285,871      $257,011      $218,191
                                             ========      ========      ========


     ______________________________________________________
     (1) Gross loans includes loans receivable held for investment and loans held for sale, net of deferred loan fees, undisbursed loan funds and unamortized premiums and discounts.
     (2)  Consumer loans originated are included in one- to four-family loans.

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

     At June 30, 1997, the Association's total loans outstanding were $286.7 million, of which $250.3 million or 87.3% were one- to four-family residential mortgage loans. Of the one-to four-family residential mortgage loans outstanding at that date, 21.9% were fixed-rate loans, and 78.1% were adjustable-rate mortgage loans. The Association's adjustable-rate mortgage loans are generally indexed to COFI and the CMT. The Association currently offers a number of adjustable-rate mortgage loan programs with interest rates which adjust monthly, semi-annually, or annually. A portion of the Association's adjustable-rate mortgage loans have introductory terms of three or five years and at the end of such period will adjust either monthly or annually according to their terms. The Association's adjustable-rate mortgage loans generally provide for periodic and overall caps on the increase or decrease in interest rate at any adjustment date and over the life of the loan. At June 30, 1997, approximately $400,000 of the Association's one- to four-family adjustable-rate mortgage loans had interest rates that were between 0 to 200 basis points below their lifetime caps, $41.0 million that were between 200 to 400 basis points below their lifetime caps, with the remainder having interest rates that were more than 400 basis points below their lifetime caps. The Association currently has $63.4 million in mortgage loans that may be subject to negative amortization. The negative amortization is currently capped at up to 115% of the original loan amount. Negative amortization involves a greater risk to the Association because during a period of high interest rates, the loan principal may increase above the amount originally advanced. However, the Association believes that the risk of default may be reduced by negative amortization caps, underwriting criteria and the stability provided by payment schedules.

     Of the Association's one- to four-family mortgage loans, $48.1 million, or 19.2%, were secured by non-owner-occupied residences. Loans secured by non-owner-occupied properties are generally considered to involve a higher degree of credit risk than loans secured by owner-occupied properties because payment is generally dependent upon the property producing sufficient income to cover debt service and any operating expenses.

     The Association's policy is to originate one-to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Mortgage loans originated by the Association generally include due-on-sale clauses which provide the Association with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Association's consent. Due-on-sale clauses are an important means of adjusting the rates on the Association's fixed-rate mortgage loan portfolio and the Association has generally exercised its rights under these clauses.

       Multi-Family Lending. The Association originates multi-family mortgage loans generally secured by five to thirty-six unit apartment buildings located in the Association's primary market area. As a result of uncertain market conditions in its primary market area, the Association currently originates multi-family loans on a limited and highly selective basis. In reaching its decision on whether to make a multi-family loan, the Association considers the qualifications of the borrower as well as the underlying property. Some of the factors to be considered are: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value. Pursuant to the Association's current underwriting policies, a multi-family adjustable-rate mortgage loan may only be made in an amount up to 75% of the appraised value of the underlying property to a maximum amount of $750,000. Subsequent declines in the real estate values in the Association's primary market area have resulted in some increase in the loan-to-value ratio on some mortgage loans. In addition, the Association generally requires a minimum debt service ratio of 115%. Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans. The Association's multi-family loan portfolio at June 30, 1997, totaled $27.2 million.

     When evaluating the qualifications of the borrower for a multi-family loan, the Association considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Association's lending experience with the borrower. The Association's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Association generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. The Association's largest multi-family loan at June 30, 1997, had an outstanding balance of $1.1 million, was current at that date and is secured by a 22-unit apartment complex.

     The Association may purchase multi-family loans from other financial institutions. As part of the review process, the loans being purchased are appraised and must meet the same underwriting standards as loan processed internally. During the year ended June 30, 1997, the Association purchased $4.1 million of multi-family loans from another financial institution.

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

     Commercial Real Estate Lending. The Association originates commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings or retail facilities located in the Association's primary market area. The Association's underwriting procedures provide that commercial real estate loans be made in amounts up to the lesser of 75% of the appraised value of the property, or at the Association's current loans-to-one borrower limit. These loans may be made with terms up to thirty years for adjustable-rate loans and are indexed to CMT or COFI. The Association's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Association considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Association has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 115%. The largest commercial real estate loan in the Association's portfolio at June 30, 1997, had an outstanding balance of $1.0 million, was current at that date and is secured by a mini-storage warehouse. At June 30, 1997, the Association's commercial real estate loan portfolio was $8.7 million or 3.0% of total loans. The Association currently originates commercial real estate loans on a limited and highly selective basis in its primary market area.

     Loans secured by commercial real estate properties, like multi-family loans, are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Association seeks to minimize through its underwriting standards, which require such loans to be qualified on the basis of the property's income and debt service ratio.

     Construction and Land Lending. The Association has in the past originated loans for the acquisition and development of property to contractors and individuals in its primary market area. The Association's construction loans primarily have been made to finance the construction of one- to four-family, owner-occupied residential properties. These loans were primarily adjustable-rate loans with maturities of one year or less. The Association is not currently originating construction and land loans but may in the future depending on market conditions. At June 30, 1997, the Association had no construction or land loans outstanding.

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

     Loan Servicing. The Association also services mortgage loans for others. All of the loans currently being serviced for others are loans which have been sold by the Association. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. In the past, the Association has recognized gains from excess servicing, which is the present value of any difference between the interest rate charged to the borrower and the interest rate paid to the purchaser after deducting a normal servicing fee, and is recognizable as an adjustment to the cash gain or loss. The excess servicing gain or loss is dependent on prepayment estimates and discount rate assumptions. The decline in loan demand being experienced by the Association has resulted in a substantial reduction in the ability of the Association to originate loans for sale in the secondary market. At June 30, 1997, the Association was servicing $93.5 million of loans for others.

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

     Federal regulations and the Association's Classification of Assets Policy require that the Association utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Association has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Association currently classifies problem and potential problem assets as "Substandard," "Doubtful," or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

     When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of the declines in local and regional real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the OTS and the FDIC. While the Association believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Association's loan portfolio, will not request the Association to materially increase at that time its allowance for loan losses, thereby negatively affecting the Association's financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

     The Association's Internal Asset Review Committee reviews and classifies the Association's assets monthly and reports the results of its review to the Board of Directors. The Association classifies assets in accordance with the management guidelines described above. Real Estate Owned ("REO") is classified as Substandard. At June 30, 1997, the Association had $2.6 million of assets classified as Special Mention, $4.8 million of assets classified as Substandard, $7,000 of assets classified as Doubtful with no assets classified as Loss. Loans classified as Special Mention are a result of past delinquencies or other identifiable weaknesses. At June 30, 1997, the largest loan classified as Special Mention had a loan balance of $611,000.

     The Association generally requires appraisals on an annual basis on foreclosed properties and, to the extent necessary, on impaired loans. The Association conducts external inspections on foreclosed properties and certain other properties as deemed necessary.

    The following table sets forth delinquencies in the Association's loan portfolio as of the dates indicated:



                                                         AT JUNE 30, 1997                              AT JUNE 30, 1996
                                       ---------------------------------------------- --------------------------------------------
                                              60-89 DAYS           90 DAYS OR MORE          60-89 DAYS           90 DAYS OR MORE
                                       ----------------------- ---------------------- ---------------------- ---------------------
                                                    PRINCIPAL              PRINCIPAL              PRINCIPAL              PRINCIPAL

                                          NUMBER     BALANCE     NUMBER     BALANCE     NUMBER     BALANCE     NUMBER     BALANCE
                                         OF LOANS    OF LOANS   OF LOANS    OF LOANS   OF LOANS    OF LOANS   OF LOANS    OF LOANS
                                       ----------- ----------- ---------- ----------- ---------- ----------- ---------- ----------
                                                                          (DOLLARS IN THOUSANDS)
One- to four-family.................            3       $ 834         12      $1,699          2       $ 165          6      $  821
Multi-family........................            -           -          -           -          -           -          2         473
Commercial..........................            -           -          -           -          -           -          1         668
Construction and land...............            -           -          -           -          -           -          -           -
Consumer loans......................            -           -          -           -          -           -          -           -
                                         --------   ---------       ----      ------   --------   ---------   --------   ---------
  Total.............................            3       $ 834         12      $1,699          2       $ 165          9      $1,962
                                         ========   =========       ====      ======   ========   =========   ========   =========
Delinquent loans to total
  gross loans.......................         0.11%       0.29%      0.46%       0.59%      0.09%       0.06%      0.41%       0.76%

                                                      AT JUNE 30, 1995
                                        --------------------------------------------
                                              60-89 DAYS          90 DAYS OR MORE
                                        --------------------- ----------------------
                                                    PRINCIPAL              PRINCIPAL
                                          NUMBER     BALANCE     NUMBER     BALANCE
                                         OF LOANS   OF LOANS    OF LOANS   OF LOANS
                                        ---------- ---------- ----------- ----------
                                                   (DOLLARS IN THOUSANDS)

One- to four-family..................           6       $ 895          8      $1,507
Multi-family.........................           -           -          -           -
Commercial...........................           -           -          -           -
Construction and land................           -           -          1         415
Consumer loans.......................           -           -          -           -
                                         --------   ---------       ----      ------
  Total..............................           6       $ 895          9      $1,922
                                         ========   =========       ====      ======
Delinquent loans to total
  gross loans........................        0.25%       0.41%      0.37%       0.88%

     Non-Accrual and Past-Due Loans. The following table sets forth information regarding non-accrual loans, troubled-debt restructurings and REO. There were three troubled-debt restructured loans within the meaning of SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, and 12 REO properties at June 30, 1997. It is the policy of the Association to cease accruing interest on loans 90 days or more past due. For the years ended June 30, 1997, 1996, 1995, 1994 and 1993, respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $77,000, $118,000, $126,000, $54,000 and $75,000, none of which was recognized. For the same periods, the amount of interest income recognized on troubled debt restructurings was $55,000, $58,000, $55,000, $16,000 and $0, respectively.

                                                                        AT JUNE 30,
                                                  ------------------------------------------------------
                                                      1997      1996       1995       1994       1993
                                                  ----------  ---------  ---------  ---------  ---------
                                                                   (Dollars in thousands)
Non-accrual loans:
  Residential real estate:
    One- to four-family.......................        $1,699     $  821     $1,507     $1,115     $1,011
    Multi-family..............................             -        473          -          -        454
  Construction and land.......................             -          -        415          -          -
  Commercial..................................             -        668          -          -          -
                                                      ------     ------     ------     ------     ------
    Total.....................................         1,699      1,962      1,922      1,115      1,465
REO, net(3)...................................         1,150      1,489        822      1,005        719
                                                      ------     ------     ------     ------     ------
    Total non-performing assets...............        $2,849     $3,451     $2,744     $2,120     $2,184
                                                      ======     ======     ======     ======     ======
Restructured loans............................        $  771     $1,130     $1,545     $  470     $    -
                                                      ======     ======     ======     ======     ======

Allowance for estimated loan
  losses as a percent of gross loans
  receivable(1)...............................          0.44%      0.41%      0.36%      0.27%      0.25%
Allowance for estimated loan
  losses as a percent of total
  non-performing loans(2).....................         74.34%     53.92%     41.21%     50.40%     32.22%
Non-performing loans as a percent
  of gross loans receivable(1)(2).............          0.59%      0.76%      0.88%      0.54%      0.76%
Non-performing assets as a percent
  of total Company assets(2)..................          0.70%      1.03%      1.00%      0.83%      0.87%

_________________________________________

(1) Gross loans includes loans receivable held for investment and loans receivable held for sale, less undisbursed loan funds, deferred loan fees and unamortized premiums and discounts.
(2) Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of non-accrual loans.
(3)  REO balances are shown net of related loss allowances.

     Allowance for Estimated Loan Losses. The allowance for estimated loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for estimated loan losses. Such agencies may require the Association to make additional provisions for estimated loan losses based upon judgments different from those of management. As of June 30, 1997, the Association's allowance for estimated loan losses was 0.44% of gross loans as compared to 0.41% as of June 30, 1996. The Association had non-accrual loans of $1.7 million and $2.0 million at June 30, 1997 and June 30, 1996, respectively. The Association will continue to monitor and modify its allowances for loan losses as conditions dictate.

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

     At June 30, 1997, the Company had classified $530,000 of its loans as impaired with $100,000 in specific reserves as determined in accordance with SFAS No. 114, as amended by

SFAS No. 118. At June 30, 1996, the Company had classified $1.1 million of its loans as impaired with $91,000 in specific reserves. In addition, the Company has $1.7 million and $821,000 at June 30, 1997 and 1996, respectively, in impaired loans which were collectively evaluated for impairment with no specific reserves set aside. The average recorded investment in impaired loans, inclusive of those evaluated collectively, during the years ended June 30, 1997 and 1996, was approximately $1.6 million and $2.4 million, respectively. Interest income on impaired loans of $28,000 and $31,000 was recognized for cash payments received in the years ended June 30, 1997 and 1996.

     The following table sets forth activity in the Association's allowance for estimated loan losses for the periods set forth in the table.

                                                               AT OR FOR THE YEAR ENDED JUNE 30,
                                                 ------------------------------------------------------
                                                   1997        1996        1995       1994       1993
                                                 --------   --------    --------    --------   --------
                                                                  (In thousands)
Balance at beginning of period.............      $1,058      $  792     $ 562        $ 472     $ 556

Provision for (recapture of)
  estimated loan losses....................         557         575       483           95       (29)

Charge-offs:

  Real Estate:

    One- to four-family....................        (343)       (299)     (247)           -       (29)

    Multi-family...........................           -           -         -            -         -

    Commercial.............................           -           -         -            -         -

    Construction and land..................           -           -         -            -         -

    Consumer...............................          (9)        (11)      (11)         (10)      (26)
                                                 ------      ------     -----        -----     -----

        Total..............................        (352)       (310)     (258)         (10)      (55)

Recoveries.................................           -           1         5            5         -
                                                 ------      ------     -----        -----     -----

Balance at end of period...................      $1,263      $1,058     $ 792        $ 562     $ 472
                                                 ======      ======     =====        =====     =====

     The following tables set forth the Association's percent of allowance for estimated loan losses to total allowance for estimated loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                                           AT JUNE 30,
                                 ---------------------------------------------------------------------------------------------------

                                             1997                              1996                              1995
                                 ------------------ -------------- ------- ------------ ------------ ------- ---------- ------------

                                                     PERCENT OF                         PERCENT OF                      PERCENT OF
                                         PERCENT OF   LOANS IN              PERCENT OF   LOANS IN            PERCENT OF  LOANS IN
                                         ALLOWANCE     EACH                 ALLOWANCE     EACH               ALLOWANCE     EACH
                                          TO TOTAL   CATEGORY TO             TO TOTAL   CATEGORY TO           TO TOTAL  CATEGORY TO
                                 AMOUNT  ALLOWANCE   TOTAL LOANS   AMOUNT   ALLOWANCE   TOTAL LOANS  AMOUNT  ALLOWANCE  TOTAL LOANS
                                 ------  ---------   -----------   ------   ---------   ----------   ------  ---------  -----------
                                                                             (DOLLARS IN THOUSANDS)
One- to
  four-family..............     $  994     78.70%      87.29%      $  696       65.79%    87.82%     $466      58.84%     85.82%

Multi-family...............        164     12.99        9.50          195       18.43      8.40       105      13.26       9.34

Commercial.................         95      7.52        3.02          153       14.46      3.61       166      20.96       4.37

Construction
  and land.................          -      0.00        0.00            -        0.00      0.00        42       5.30       0.19

Consumer...................         10      0.79        0.19           14        1.32      0.17        13       1.64       0.28
                                ------    ------      ------       ------      ------    ------      ----     ------     ------
Total......................     $1,263    100.00%     100.00%      $1,058      100.00%   100.00%     $792     100.00%    100.00%
                                ======    ======      ======       ======      ======    ======      ====     ======     ======

                                             --------------------------------------------------------------------------
                                                           1994                                    1993
                                             --------- -----------   -------------   -------   ----------   -----------
                                                                      PERCENT OF                            PERCENT OF
                                                        PERCENT OF     LOANS IN                PERCENT OF    LOANS IN
                                                        ALLOWANCE       EACH                   ALLOWANCE      EACH
                                                         TO TOTAL      CATEGORY TO              TO TOTAL    CATEGORY TO
                                               AMOUNT   ALLOWANCE     TOTAL LOANS    AMOUNT    ALLOWANCE    TOTAL LOANS
                                              --------  ----------    ------------   -------   ----------   -----------
One- to
  four-family.............................      $359        63.88%        85.00%      $336       71.19%        85.11%

Multi-family..............................        88        15.66          9.68         70       14.83          8.59

Commercial................................        96        17.08          4.69         46        9.74          5.51

Construction
  and land................................         7         1.25          0.32          6        1.27          0.35

Consumer..................................        12         2.13          0.31         14        2.97          0.44
                                                ----       ------        ------       ----       ------        ------

Total.....................................      $562       100.00%       100.00%      $472      100.00%       100.00%
                                                ====       ======        ======       ====      ======        ======

     Real Estate Owned. At June 30, 1997, the Association had $1,150,000 of REO, net of reserves as compared to $1,489,000 of REO, net of reserves at June 30, 1996. The $339,000 decrease was due primarily to the sale of higher balance REOs during the year ended June 30, 1997. If the Association acquires any REO, it is initially recorded at the lower of the recorded investment in the loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Association provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Association to obtain an appraisal on all real estate acquired through foreclosure at the time of possession.

INVESTMENT ACTIVITIES

     Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Association must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "Regulation-Federal Savings Institution Regulation - Liquidity." Historically, the Association has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

     The investment policy of the Company as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. Specifically, the Company's policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The Company's policies provide the authority to invest in marketable equity securities meeting the Company's guidelines and in mortgage-backed securities guaranteed by the U.S. government and agencies thereof and other financial institutions. The Company's policies provide that all investment purchases must be approved by two officers (either a Senior Vice President, Executive Vice President or the President) and be ratified by the Board of Directors. At June 30, 1997, the Company had federal funds sold and other short-term investments, investment securities and mortgage-backed securities in the aggregate amount of $107.3 million with a market value of $107.0 million.

     At June 30, 1997, the Company had $12.5 million in investment securities consisting of U.S. agency securities and investments in an adjustable rate mortgage-backed mutual fund. At June 30, 1997, the majority of the Company's $76.2 million of mortgage-backed securities were insured or guaranteed by either FNMA, GNMA or FHLMC, including $37.2 million in mortgage-backed securities available for sale. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

     In November 1995, the FASB issued a "Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities:
Questions and Answers" (the "Guide"). The Guide allows for a one time reassessment of the classification of securities and, in connection with such a reassessment, permits the reclassification of securities from the held-to-maturity classification to the available-for-sale classification as of a single date no later than December 31, 1995, without calling into question management's intent to hold to maturity the remaining securities classified as held-to-maturity. On December 31, 1995, the Company transferred $4.8 million of mortgage-backed securities from held-to-maturity to the available-for-sale classification to provide for greater liquidity and flexibility. The transfer resulted in an unrealized loss of $36,000, net of tax, which is included in the unrealized gains/losses on available-for-sale securities as of such date set forth as a separate component of stockholders' equity.

     The following table sets forth the composition of the Company's mortgage-backed securities portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                                              AT JUNE 30,
                                             ---------------------------------------------------------------------------
                                                       1997                      1996                    1995
                                             ------------------------  ------------------------  -----------------------
                                                            PERCENT                   PERCENT                 PERCENT
                                                AMOUNT      OF TOTAL     AMOUNT       OF TOTAL    AMOUNT      OF TOTAL
                                             ----------   -----------  ----------   -----------  ----------  -----------
                                                                          (DOLLARS IN THOUSANDS)
Mortgage-backed securities:
  FHLMC...................................      $29,236     39.00%       $15,693       36.07%      $14,343     75.93%
  FNMA....................................       13,449     17.94          9,004       20.69         4,547     24.07
  GNMA....................................       29,213     38.97         15,175       34.88             -      0.00
  Other...................................        3,061      4.09          3,636        8.36             -      0.00
                                                -------    ------        -------      ------       -------    ------
     Total mortgage-backed securities.....       74,959    100.00%        43,508      100.00%       18,890    100.00%
                                                           ======                     ======                  ======
Plus:
  Unamortized premium, net................        1,277                      807                       459
                                                -------                  -------                   -------
     Total mortgage-backed securities, net       76,236                   44,315                    19,349
Less:
  Mortgage-backed securities available
    for sale:
    FHLMC.................................       21,908                    3,923                     3,614
    FNMA..................................       13,445                   10,592                         -
    Other.................................        1,811                    2,099                         -
                                                -------                  -------                    ------
Mortgage-backed securities
  available for sale......................       37,164                   16,614                     3,614
                                                -------                  -------                    ------
Mortgage-backed securities held
  to maturity.............................      $39,072                  $27,701                   $15,735
                                                =======                  =======                   =======

    The following tables set forth the Company's mortgage-backed securities activities for the periods indicated:

                                                                                    FOR THE YEAR ENDED JUNE 30,
                                                                            ----------------------------------------
                                                                                1997           1996          1995
                                                                            ------------    -----------   ----------
                                                                                     (IN THOUSANDS)
Beginning balance........................................................      $44,315        $19,349       $23,749
 Mortgage-backed securities purchased - held to maturity.................       15,451         21,116             -
 Mortgage-backed securities purchased - available for sale...............       35,229         11,914             -
 Less:
   Principal repayments..................................................       (8,935)        (7,647)       (4,309)
   Sale of mortgage-backed securities available for sale.................       (9,866)
   Gain on sale of mortgage-backed securities............................          161
   Amortization of premium/(discount), net...............................         (209)          (228)         (159)
   Change in net unrealized gain (loss) on available for sale............           90           (189)           68
                                                                               -------        -------       -------
Ending balance...........................................................      $76,236        $44,315       $19,349
                                                                               =======        =======       =======

     The following table sets forth certain information regarding the carrying and market value of the Company's mortgage-backed securities at the dates indicated:

                                                                                 AT JUNE 30,
                                             --------------------------------------------------------------------------------
                                                         1997                       1996                        1995
                                             --------------------------   ------------------------   ------------------------
                                               CARRYING        MARKET       CARRYING      MARKET      CARRYING      MARKET
                                                VALUE          VALUE         VALUE        VALUE        VALUE         VALUE
                                             -----------     ----------   ----------    ----------   ----------   -----------
                                                                 (IN THOUSANDS)
Mortgage-backed securities:
  Held to maturity:
    FNMA..................................      $   208        $   211       $   287      $   295      $ 4,632      $ 4,536
    FHLMC.................................        7,745          7,715        10,426       10,361       11,103       11,131
    GNMA..................................       29,842         29,575        15,420       14,903            -            -
    Other.................................        1,277          1,282         1,568        1,565            -            -
                                                -------        -------       -------      -------      -------      -------
       Total held to maturity.............       39,072         38,783        27,701       27,124       15,735       15,667
                                                -------        -------       -------      -------      -------      -------
  Available for sale:
    FNMA..................................       13,445         13,445        10,592       10,592            -            -
    FHLMC.................................       21,908         21,908         3,923        3,923        3,614        3,614
    Other.................................        1,811          1,811         2,099        2,099            -            -
                                                -------        -------       -------      -------      -------      -------
      Total available for sale............       37,164         37,164        16,614       16,614        3,614        3,614
                                                -------        -------       -------      -------      -------      -------
        Total mortgage-backed
          securities......................      $76,236        $75,947       $44,315      $43,738      $19,349      $19,281
                                                =======        =======       =======      =======      =======      =======

     The following table sets forth certain information regarding the carrying and market values of the Company's federal funds sold and other short-term investments and investment securities at the dates indicated:

                                                                                 AT JUNE 30,
                                            -----------------------------------------------------------------------------
                                                       1997                         1996                    1995
                                            -----------------------------------------------------------------------------
                                              CARRYING        MARKET       CARRYING     MARKET     CARRYING      MARKET
                                               VALUE           VALUE        VALUE        VALUE       VALUE        VALUE
                                            -----------      ---------   ----------   ---------   ----------   ----------
                                                                               (IN THOUSANDS
Federal funds sold and other
  short-term investments...................     $18,600       $18,600     $ 4,025      $ 4,025      $18,850      $18,850
                                                -------       -------     -------      -------      -------      -------
Investment securities:
  Held to maturity:
   U.S. government and federal
      agency obligations...................           -             -           -            -        3,200        3,190
                                                -------       -------     -------      -------      -------      -------
  Available for sale:
   U.S. government and federal
      agency obligations...................       9,473         9,473       5,928        5,928        1,000        1,000
   Adjustable interest rate
      mutual fund..........................       2,994         2,994       8,976        8,976            -            -
                                                -------       -------     -------      -------      -------      -------
      Total available for sale.............      12,467        12,467      14,904       14,904        1,000        1,000
                                                -------       -------     -------      -------      -------      -------
    Total investment securities............     $31,067       $31,067     $18,929      $18,929      $23,050      $23,040
                                                =======       =======     =======      =======      =======      =======

     The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's federal funds sold and other short-term investments, investment securities and mortgage-backed securities as of June 30, 1997.

                                                                                    AT JUNE 30, 1997
                                                      -----------------------------------------------------------------------------
                                                                                      MORE THAN ONE            MORE THAN  FIVE
                                                        ONE YEAR OR LESS             YEAR TO FIVE YEARS       YEARS TO TEN YEARS
                                                      -----------------------------------------------------------------------------
                                                                      WEIGHTED                  WEIGHTED                    WEIGHTED
                                                       CARRYING       AVERAGE       CARRYING     AVERAGE     CARRYING       AVERAGE
                                                        VALUE          YIELD         VALUE        YIELD        VALUE         YIELD

                                                                                         (DOLLARS IN THOUSANDS)
Federal funds sold and
  other short-term investments....................     $18,600        6.11%        $    -          0.00%        $     -      0.00%
                                                       =======                     ======                       =======

Investment securities:

 Held to maturity:

   U.S. government and federal

     agency obligations...........................           -        0.00%             -          0.00%              -      0.00%

                                                       -------                     ------                       -------
     Total held to muturity.......................           -         0.0%             -          0.00%              -      0.00%
                                                       -------                     ------                       -------
 Available for sale:

 Money market funds and
 adjustable rate mutual funds.....................       2,994        6.15%

   U.S. government and
     federal agency obligations...................          -         0.00%         9,473          6.89%              -      0.00%
                                                       -------                     ------                       -------

     Total  available for sale....................       2,994        6.15%         9,473          6.89%              -      0.00%
                                                       -------                     ------                       -------

Total investment securities.......................       2,994        6.15%         9,473          6.89%              -      0.00%
                                                       =======                     ======                       =======

Mortgage-backed securities:

Held to maturity:

   FNMA...........................................           -        0.00%           208          8.50%              -      0.00%

   FHLMC..........................................           -        0.00%         2,123          8.30%          3,798      6.99%

   GNMA...........................................           -        0.00%             -          0.00%              -      0.00%

   Other..........................................           -        0.00%             -          0.00%              -      0.00%
                                                       -------                     ------                       -------

     Total held to maturity.......................           -        0.00%         2,331          8.32%          3,798      6.99%
                                                       -------                     ------                       -------
 Available for sale:
   FNMA                                                      -        0.00%         1,349          6.49%          7,728      6.40%

   FHLMC..........................................           -        0.00%         1,352          5.19%         15,403      6.89%

   Other..........................................           -        0.00%             -          0.00%              -      0.00%
                                                       -------                     ------                       -------
     Total available for sale.....................           -        0.00%         2,701          5.84%         23,131      6.73%
                                                       -------                     ------                       -------

     Total  mortgage-backed securities............     $     -                     $5,032                       $26,929
                                                       =======                     ======                       =======

                                                         MORE THAN TEN YEARS           TOTAL
                                                    -------------------------  ------------------------
                                                                   WEIGHTED                  WEIGHTED
                                                      CARRYING      AVERAGE     CARRYING     AVERAGE
                                                       VALUE         YIELD       VALUE        YIELD
                                                    ----------   -----------  -----------  ------------
Federal funds sold and
  other short-term investments....................      $     -        0.00%      $18,600        6.11%
                                                        =======                   =======

Investment securities:

 Held to maturity:
   U.S. government and federal
     agency obligations...........................            -        0.00%            -        0.00%
                                                        -------                   -------

     Total held to maturity.......................
                                                              -        0.00%            -        0.00%
                                                        -------                   -------
 Available for sale:

 Money market funds and
 adjustable rate mutual funds.....................                                  2,994        6.15%
 U.S. government and
     federal agency obligations...................            -        0.00%        9,473        6.89%
                                                        -------                   -------

     Total  available for sale....................            -        0.00%       12,467        6.71%
                                                        -------                   -------

Total investment securities.......................            -        0.00%       12,467        6.71%
                                                        =======                   =======

Mortgage-backed securities:

Held to maturity:

   FNMA...........................................            -        0.00%          208        8.50%

   FHLMC..........................................        1,824        6.80%        7,745        7.30%

   GNMA...........................................       29,842        7.46%       29,842        7.46%

   Other..........................................        1,277        7.00%        1,277        7.00%
                                                         -------                  -------

     Total held to  maturity......................       32,943        7.41%       39,072        7.42%
                                                        -------                   -------
 Available for sale:
   FNMA                                                   4,369        6.55%       13,445        6.46%

   FHLMC..........................................        5,153        7.34%       21,908        6.89%

   Other..........................................        1,811        6.87%        1,811        6.87%
                                                        -------                   -------

     Total available for sale.....................       11,333        6.96%       37,164        6.73%
                                                        -------                   -------

     Total  mortgage-backed securities.............     $44,276                   $76,236

SOURCES OF FUNDS

     General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are primary sources of the Association's funds for use in lending, investing and for other general purposes.

     Deposits. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association's deposits consist of passbook savings, NOW accounts, checking accounts, money market accounts and certificates of deposit. For the year ended June 30, 1997, certificates of deposit constituted 77.1% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Association's deposits are obtained predominantly from the areas in which its branch offices are located. During the year ended June 30, 1997, the Association acquired $20.2 million in deposits from another institution and also generated $5.3 million in deposits at a new branch opened in March 1997. The Association relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Association nor has the Association since 1992 used brokers to obtain deposits.

     The following table presents the deposit activity of the Association for the periods indicated:

                                                        FOR THE YEAR ENDED JUNE 30,
                                                 ---------------------------------------
                                                    1997            1996         1995
                                                 ----------- -------------- ------------
                                                          (DOLLARS IN THOUSANDS)
Net deposits (withdrawals)                        $23,345         $20,852       $(3,497)
Deposits acquired by branch purchase               20,159
Interest credited on deposit accounts              10,796           8,923         7,103
                                                  -------         -------       -------
Total increase (decrease) in deposit accounts     $54,300         $29,775       $ 3,606
                                                  =======         =======       =======

     At June 30, 1997, the Association had $52.8 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                        WEIGHTED
        MATURITY PERIOD                  AMOUNT       AVERAGE RATE
--------------------------------       -----------   ---------------
                                        (DOLLARS IN THOUSANDS)
Three months or less                     $11,526          5.30%
Over three through six months             14,948          5.65%
Over six through 12 months                19,525          5.67%
Over 12 months                             6,772          6.09%
                                         -------          ----
    Total                                $52,771          5.64%
                                         =======          ====

     The following table sets forth the distribution of the Association's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                              FOR THE YEAR ENDED JUNE 30,
                                 ----------------------------------------------------------------------------------------------
                                               1997                            1996                            1995
                                 ----------------------------------------------------------------------------------------------
                                             PERCENT                         PERCENT                         PERCENT
                                            OF TOTAL   WEIGHTED             OF TOTAL   WEIGHTED             OF TOTAL   WEIGHTED
                                  AVERAGE    AVERAGE    AVERAGE   AVERAGE    AVERAGE    AVERAGE   AVERAGE    AVERAGE    AVERAGE
                                  BALANCE   DEPOSITS     YIELD    BALANCE   DEPOSITS     YIELD    BALANCE   DEPOSITS     YIELD
                                 --------- ----------  --------- --------- ----------- --------- --------- ----------- --------
                                                                (DOLLARS IN THOUSANDS)
Money market savings account....  $ 13,334       5.2%      3.70%  $  7,473       3.5%      2.21%  $ 10,425       5.1%      2.22%
Passbook accounts...............    17,432       6.7       2.00     18,108       8.4       2.04     21,288      10.5       2.05
NOW accounts............            20,249       7.8       1.38     20,299       9.4       1.68     20,518      10.1       1.48
Non interest-bearing accounts...     3,998       1.6       0.00      3,905       1.8       0.00      1,988       1.0       0.00
                                  --------     -----              --------     -----              --------     -----
  Total.........................  $ 55,013      21.3%      2.04%  $ 49,785      23.1%      1.43%  $ 54,219      26.7%      1.79%
                                  --------     -----              --------     -----              --------     -----

Certificate accounts:
  Less than six months..........    14,487       5.6%      4.09%  $ 15,016       7.0%      4.70%  $  9,823       4.9%      3.42%
  Over six through 12 months....    54,112      20.9       5.45     41,471      19.3       5.34     30,082      14.9       4.81
  Over 12 through 24 months.....    99,151      38.3       5.49     71,393      33.1       5.67     61,629      30.3       4.59
  Over 24 months...........         34,987      13.5       5.77     35,172      16.3       5.93     36,159      17.9       5.72

  Certificates over $98,000.....     1,007       0.4       5.26      2,625       1.2       5.47     10,616       5.2       5.02
                                  --------     -----              --------     -----              --------     -----

  Total certificate accounts....  $203,744      78.7%      5.44%  $165,677      76.9%      5.55%  $148,309      73.3%      4.86%
                                  --------     -----              --------     -----              --------     -----

  Total average deposits........  $258,757     100.0%      4.71%  $215,462     100.0%      4.60%  $202,528     100.0%      4.04%
                                  ========     =====              ========     =====              ========     =====

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at June 30, 1997.

                                PERIOD TO MATURITY FROM JUNE 30, 1997                    AT JUNE 30,
                        ----------------------------------------------------- -----------------------------------
                         LESS THAN   ONE TO      TWO TO      THREE TO    FOUR TO
                         ONE YEAR   TWO YEARS  THREE YEARS  FOUR YEARS  FIVE YEARS    1997       1996       1995
                        ----------  ---------  -----------  ----------  ----------  --------   --------   --------
                                                                 (IN THOUSANDS)
Certificate accounts:
0 to 4.00%                $      -    $     -    $    -       $    -     $    -     $      -   $     33   $ 11,169
4.01 to 5.00%               24,862        687         8            -          -       25,557     41,779     34,881
5.01 to 6.00%              159,312     10,723     1,288        2,367      2,797      176,487    125,492     50,156
6.01 to 7.00%                3,668      9,866     4,318          402      1,494       19,748     16,210     53,774
7.01 to 8.00%                  263        140        75          126          -          604      2,527      3,467
8.01 to 9.00%                    -          -         -            -          -            -          -        890
Over 9.01%                       -          -         -            -          -            -          -          -
                          --------    -------    ------       ------     ------     --------   --------   --------
  Total                   $188,105    $21,416    $5,689       $2,895     $4,291     $222,396   $186,041   $154,337
                          ========    =======    ======       ======     ======     ========   ========   ========

BORROWINGS

     From time to time the Association has obtained advances from the FHLB as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances are collateralized primarily by certain of the Association's mortgage loans and mortgage-backed securities and secondarily by the Association's investment in capital stock of the FHLB. See "Regulation - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Association, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. During the year ended June 30, 1997, the Association repaid approximately $63.4 million in FHLB advances. At June 30, 1997, the Association had $77.9 million in outstanding advances from the FHLB.

     The following table sets forth certain information regarding the Association's borrowed funds from the FHLB at or for the periods ended on the dates indicated:

                                        AT OR FOR THE YEARS ENDED JUNE 30,
                                        ----------------------------------
                                            1997         1996      1995
                                        -----------   ---------- ---------
                                               (DOLLARS IN THOUSANDS)
FHLB advances:
  Average balance outstanding...........    $73,513     $49,419    $39,329
  Maximum amount outstanding at
    any month-end during the period.....     78,172      74,115     42,642
  Balance outstanding at end of period..     77,907      67,509     33,447
  Weighted average interest rate
    during the period...................       6.25%       6.50%      6.79%
  Weighted average interest rate at
    end of period.......................       6.27%       6.23%      7.01%

As part of its funding strategy, the Company may obtain funds from approved securities dealers through securities sold under agreements to repurchase. The collateral used in such borrowings is normally agency securities or mortgage-backed securities. At June 30, 1997, the Company had $9.4 million outstanding of such borrowings. During the year ended June 30, 1997, the Company repaid approximately $170,000 of such borrowings.

     The following table sets forth certain information regarding the Association's borrowed funds from securities sold under agreements to repurchase at or for the periods ended on the dates indicated:

                                                  AT OR FOR THE YEARS ENDED JUNE 30,

                                                 ------------------------------------
                                                     1997        1996      1995
                                                 -----------  ---------  ---------
                                                       (DOLLARS IN THOUSANDS)
Securities sold under agreements to repurchase:
  Average balance outstanding....................   $8,729       N/A        N/A
  Maximum amount outstanding at
    any month-end during the period..............    9,600       N/A        N/A
  Balance outstanding at end of period...........    9,430       N/A        N/A
  Weighted average interest rate
    during the period............................     5.93%      N/A        N/A
  Weighted average interest rate at
    end of period................................     5.95%      N/A        N/A


SUBSIDIARY ACTIVITIES

     First Covina Service Corp., a wholly-owned subsidiary of the Association, is not currently conducting any activities other than acting as trustee for deeds of trust on behalf of the Association. The assets of First Covina primarily consist of a $625,000 loan to the Association.

PERSONNEL

     As of June 30, 1997, the Company had 73 full-time employees and 28 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

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

HOLDING COMPANY REGULATION

     The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to be a qualified thrift lender ("QTL"). Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation and no multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissible activities.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed above. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At June 30, 1997, the Association met each of its capital requirements and it is anticipated that the Association will not be subject to the interest rate risk component.

                                          EXCESS           CAPITAL(1)
                                                      --------------------
                    ACTUAL   REQUIRED   (DEFICIENCY)    ACTUAL   REQUIRED
                   CAPITAL   CAPITAL       AMOUNT      PERCENT    PERCENT
                  --------- ---------- -------------- --------- ----------
                                  (DOLLARS IN THOUSANDS)
Tangible            $25,800   $ 6,103      $19,697      6.34%      1.50%
Core (Leverage)      25,800    12,205       13,595      6.34       3.00
Risk-based           26,963    14,949       12,014     14.43       8.00

________________

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

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of the Association are presently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), (the deposit insurance fund that covers most commercial bank deposits), are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying average deposit insurance premiums of between 24 and 25 basis points. The BIF met the required reserve in 1995, whereas the SAIF was not expected to meet or exceed the required level until 2002 at the earliest. This situation was primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

     In view of the BIF's achieving the 1.25% ratio, the FDIC ultimately adopted a new assessment rate schedule of from 0 to 27 basis points under which 92% of BIF members paid an annual premium of only $2,000. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the previously existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continued, it may have had adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Association, were placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

     On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment of SAIF member institutions, including the Association, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. The special assessment was recognized as an expense in the quarter ended September 30, 1996, and is generally tax deductible. The Association took a pre-tax charge of $1.3 million as a result of the FDIC special assessment.

     The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits were assessed for a FICO payment of approximately
1.3 basis points, while SAIF deposits pay an approximately 6.4 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000, or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

     As a result of the Funds Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. The FDIC also lowered the SAIF assessment schedule for the third quarter of 1997 to 18 to 27 basis points. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

     The Association's assessment rate for fiscal 1997 ranged from 6.4 to 23.0 basis points and the premium paid for this period was $313,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association.

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

     Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also required that the Department of Treasury submit a report to Congress that makes recommendations regarding a common financial institutions charter, including whether the separate charter for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date under some bills, or they would automatically become national banks. Under the same proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House Banking Committe would allow savings institutions to continue to exercise activities being conducted when they convert to a bank regardless of whether a national bank could engage in such activities. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for savings and loan holding company activities. The Bank is unable to predict whether such legislation would be enacted or the extent to which the legislaiton would restrict or disrupt its operations.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At June 30, 1997, the Association's limit on loans to one borrower was $3.9 million. At June 30, 1997, the Association's largest aggregate outstanding balance of loans to one borrower totaled $1.3 million. All loans to this borrower were current.

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

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 1997, the Association maintained 96.4% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier I Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At March 31, 1997, the Association was a Tier I Bank.

     Liquidity. The Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. The OTS has recently proposed to lower the liquidity requirement from 5% to 4% and eliminate the 1% short term liquid asset requirement. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Association's liquidity and short-term liquidity ratios for June 30, 1997 were 9.49% and 6.98% respectively, which exceeded the then applicable requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended June 30, 1997 totaled $1,645,000 and included $1,332,000 for the one-time special assessment to recapitalize SAIF.

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

     Transactions with Related Parties. The Association's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Association's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the instituion and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Association may make to such persons based, in part, on the Association's capital position and requires certain board approval procedures to be followed.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and an amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institutions. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate exposure; asset growth; and compensation, fees and benefits. The agencies are expected to adopt a proposed rule that proposes asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes a deadline for the submission and review of such safety and soundness compliance plans when such plans are required.

FEDERAL HOME LOAN BANK SYSTEM

     The Association is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Association, as a member of the FHLB-San Francisco, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-San Francisco, whichever is greater. The Association was in compliance with this requirement, with an investment in FHLB-San Francisco stock at June 30, 1997, of $4.0 million. FHLB advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended June 30, 1997, 1996, and 1995, dividends from the FHLB-San Francisco to the Association amounted to $237,000, $152,000, and $144,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Association's net interest income might also be reduced.

FEDERAL RESERVE SYSTEM

     The regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $49.3 million, the reserve requirement is $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Association is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

FEDERAL SECURITIES LAWS

     The Company's Common Stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the periodic reporting requirements, proxy solicitation rules, insider trading restrictions, tender offer rules and other requirements under the Exchange Act.

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

FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     General. The Company and the Association report their income on a fiscal year ending June 30 using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Association has been audited by the Internal Revenue Service (IRS) and the California Franchise Tax Board through tax year 1990.

     Bad Debt Reserve. For tax years beginning prior to January 1, 1996, savings institutions such as the Association which met certain definitional tests primarily related to their assets and the nature of their business ("qualified institutions") were permitted to establish a reserve for bad debts ("reserve method"). Annual additions to the reserve, within specified formula limits, may be deducted in arriving at taxable income.

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

     Legislation enacted in 1996, repealed the special bad debt rules applicable to savings associations for taxable years beginning after December 31, 1995. Under these provisions, savings associations will follow the same rules for purposes of computing allowable bad debt deductions as banks, which allows an annual addition to the association's bad debt reserve under the experience method as long as total assets do not exceed $500 million, but does not allow for an addition based on the percentage of taxable income method.

     To the extent the bad debt reserve of the savings association exceeds the allowable reserve as computed under the rules applicable to banks, such excess will be subject to recapture. Current projections indicate the Association's reserve balance as of June 30, 1996 will not exceed the amount that would have been allowable if it had been computed using the rules applicable to banks, therefore no portion of the reserve will be subject to recapture. An exception is provided in the provisions that effectively grandfathers the bad debt reserve as of December 31, 1987 from the current recapture provisions.

     Under the 1996 Legislation, if a savings association converts to a bank or is merged into a bank, the association's bad debt reserve will not automatically be subject to recapture. Recapture of the grandfathered bad debt reserve would still occur in the event of certain distributions, redemptions or partial liquidations, as previously discussed. As of June 30, 1997, the Association's tax bad debt reserve grandfathered under the new law for which federal deferred taxes have not been provided totaled approximately $2.7 million. The Association does not intend to pay dividends or enter into any other type of transaction as noted above, that would result in the recapture of any portion of its grandfathered bad debt reserve.

STATE AND LOCAL TAXATION

     State of California. The California franchise tax rate applicable to the Association equals the franchise tax rate applicable to corporations generally, plus an "in lieu" rate approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Association); however, the total tax rate is approximately 11.0%. Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six year weighted average loss experience method. The Association and its California subsidiary file California state franchise tax returns on a combined basis. Assuming that the holding company form of organization is utilized, the Company, as a savings and loan holding company commercially domiciled in California, will generally be treated as a financial corporation and subject to the general corporate tax rate plus the "in lieu" rate as discussed previously for the Association.

     Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2. PROPERTIES
------------------

     The Company neither owns nor leases any real property. For the time being, it utilizes the property and equipment of the Association without payment to the Association.

     The Association conducts its business through an administrative and full service office located in West Covina and seven other full service offices. The Company believes that the Association's current facilities are adequate to meet the present and immediately foreseeable needs of the Association and the Company.

                                                  ORIGINAL                 NET BOOK VALUE
                                                    YEAR                   OF PROPERTY OR
                                          LEASED   LEASED      DATE OF        LEASEHOLD
                                            OR       OR         LEASE      IMPROVEMENTS AT
                LOCATION                  OWNED   ACQUIRED   EXPIRATION     JUNE 30, 1997
-------------------------------------   -------- ---------- ------------  ----------------
ADMINISTRATIVE/BRANCH OFFICE:

225 North Barranca Street                 Owned     1984             -          $1,464,000
West Covina, California  91791

BRANCH OFFICES:

Covina:
   144 North Second Avenue                Owned     1952             -             133,000
   Covina, California  91723

Hacienda Heights:
   2233 South Hacienda Boulevard          Owned     1970             -             548,000
   Hacienda Heights, California  91745

La Verne:
   2111 Bonita Avenue                     Owned     1972             -             200,000
   La Verne, California  91750

City of Industry:
   220 North Hacienda Boulevard           Leased    1977       9/11/98(1)            3,000
   City of Industry, California  91744

Arcadia:
   One East Foothill Boulevard            Leased    1986      12/31/05              23,000
   Arcadia, California  91006

North La Verne:
   1413 Foothill Boulevard                Leased    1997       1/31/00              16,000
   La Verne, California  91750

Duarte:
   1475 East Huntington Drive             Leased    1997       6/30/05              60,000
   Duarte, California  91010

(1) The Association has options to extend the lease term for five consecutive five-year periods.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company is not involved in any pending legal proceeding other than routine proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The Common Stock of SGV Bancorp, Inc., is traded over-the-counter on the NASDAQ Stock Market under the symbol "SGVB." To date, the Company has not paid a dividend to its shareholders. In the future, the Board of Directors may consider a policy of paying cash dividends on the Common Stock. As of June 30, 1997, there were 205 holders of record of the Common Stock of the Company (not including the number of persons holding stock in nominee or street name through various nominee holders), and 2,342,176 shares outstanding. The following table sets forth for the quarters indicated the range of high and low bid price information for the common stock of the Company as reported on the NASDAQ National Market.

                                                YEAR ENDED JUNE 30, 1997 (1)
                                   ----------------------------------------------------
                                     4TH QUARTER  3RD QUARTER  2ND QUARTER  1ST QUARTER
                                   ------------- ------------ ------------ ------------
High..........................         14 1/4       13 7/8      11 11/16       9 3/4
Low...........................         11           11 1/8       9 3/8         7 3/4

(1)  The Company's initial public offering was completed on June 28, 1995.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF THE COMPANY

                                                         AT JUNE 30,
                                     --------------------------------------------------
                                         1997      1996      1995      1994      1993
                                     ----------  --------  --------  --------  --------
                                                       (IN THOUSANDS)
SELECTED FINANCIAL CONDITION DATA:
Total assets.......................    $409,340  $336,055  $273,396  $255,410  $252,148
Investment securities available
  for sale(1)......................      12,467    14,904     1,000     4,898     5,928
Investment securities held to
  maturity(1)......................           -         -     3,200     3,200         -
Mortgage-backed securities
  available for sale(1)............      37,164    16,614     3,614     4,140     4,262
Mortgage-backed securities
  held to maturity(1)..............      39,072    27,701    15,735    19,609    28,418
Loans receivable held for sale.....         230       723         -         -     1,197
Loans receivable held for
  investment, net(2)...............     284,608   255,953   217,399   207,667   190,961
Deposit accounts...................     288,339   234,039   204,264   200,658   202,143
FHLB advances......................      77,907    67,509    33,447    37,799    31,982
Stockholders' equity, substantially
  restricted.......................      29,903    31,586    33,006    13,581    13,007

                                                    FOR THE YEAR ENDED JUNE 30,
                                       --------------------------------------------------
                                           1997      1996      1995      1994      1993
                                       ----------  --------  --------  --------  --------
SELECTED OPERATING DATA:
Interest income........................   $26,700   $21,259   $17,855   $16,971   $18,552
Interest expense.......................    17,138    13,304    10,900     9,363    10,459
                                          -------   -------   -------   -------   -------
  Net interest income before
    provision for (recapture of)
    estimated loan losses..............     9,562     7,955     6,955     7,608     8,093
Provision for (recapture of)
  estimated loan losses................       557       575       483        95       (29)
                                          -------   -------   -------   -------   -------
  Net interest income after provision
    for (recapture of) estimated loan
    losses.............................     9,005     7,380     6,472     7,513     8,122
Other income...........................     1,218       612       538       447       722
General and administrative expenses....     8,958     6,966     6,705     6,775     6,893
                                          -------   -------   -------   -------   -------
Earnings before income tax expense.....     1,265     1,026       305     1,185     1,951
Income tax expense.....................       534       432       128       493       669
                                          -------   -------   -------   -------   -------
Net earnings...........................   $   731   $   594   $   177   $   692   $ 1,282
                                          =======   =======   =======   =======   =======
Earnings per share.....................     $0.31     $0.24    N/A       N/A       N/A
                                          =======   =======

                                                     AT OR FOR THE YEAR ENDED JUNE 30,
                                               --------------------------------------------
                                                  1997     1996     1995     1994     1993
                                               --------   -------  -------  -------  ------
SELECTED FINANCIAL RATIOS AND
OTHER DATA(3):
PERFORMANCE RATIOS:
  Return on average assets.................       0.20%     0.20%    0.07%    0.28%    0.51%
  Return on average equity.................       2.38      1.81     1.16     5.16    10.29
  Average equity to average assets.........       8.22     11.00     5.86     5.33     4.96
  Equity to total assets at end of period         7.31      9.40    12.07     5.32     5.16
  Average interest rate spread (4).........       2.27      2.28     2.61     3.01     3.22
  Net interest margin (5)..................       2.65      2.76     2.79     3.15     3.37
  Average interest-earning assets to
   average interest-bearing liabilities...      107.98    110.37   103.97   103.81   103.45
  General and administrative expenses
    to average assets (6)..................       2.40      2.33     2.58     2.69     2.74
REGULATORY CAPITAL RATIOS:
  Tangible capital.........................       6.34%     7.63%    9.04%    5.31%    5.16%
  Core capital.............................       6.34      7.63     9.04     5.31     5.16
  Risk-based capital.......................      14.43     16.51    18.56    11.03    11.02
ASSET QUALITY RATIOS:
  Non-performing loans as a percent of
    gross loans receivable(7)(8)...........       0.59%     0.76%    0.88%    0.54%    0.76%
  Non-performing assets as a percent
   of total assets(8)......................       0.70      1.03     1.00     0.83     0.87
  Allowance for estimated loan losses
    as a percent of gross loans
   receivable(7)...........................       0.44      0.41     0.36     0.27     0.25
  Allowance for estimated loan losses
    as a percent of non-performing
    loans(8)...............................      74.34     53.92    41.21    50.40    32.22
NUMBER OF FULL-SERVICE CUSTOMER
  FACILITIES...............................       8         6        6        6        6

(1) The Company has historically classified its investment and mortgage-backed securities as "held to maturity" or "available for sale." The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of June 30, 1994.
(2) The allowance for estimated loan losses at June 30, 1997, 1996, 1995, 1994 and 1993 was $1,263,000, $1,058,000, $792,000, $562,000, and $472,000,
     respectively.
(3) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate.
(4) The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) The net interest margin represents net interest income as a percent of average interest-earning assets.
(6) Includes the one-time special assessment to recapitalize SAIF of $1.3 million in 1997.
(7) Gross loans receivable include loans receivable held for investment and loans held for sale, less undisbursed loan funds, deferred loan fees and unamortized discounts/premiums.
(8) Non-performing assets consist of non-performing loans and real estate acquired through foreclosure ("REO"). Non-performing loans consist of all loans 90 days or more past due. It is the Association's policy to cease accruing interest on all such loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

     In recent years, the Association has utilized the following strategies to manage rate risk: (i) emphasizing the origination or purchase of adjustable-rate one- to four-family mortgage loans for portfolio; (ii) selling to the secondary market the majority of fixed-rate mortgage loans originated; and, (iii) attempting to reduce the overall interest rate sensitivity of liabilities emphasizing core and longer-term deposits and utilizing FHLB advances.

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

     As of June 30, 1997, the Association's Sensitivity Measure, as measured by the OTS, was 2.02%. At that same date, the Sensitivity Measure as measured by the Association, was 1.47%. The differences between the two measurements is partially attributed to differences in assigning various prepayment rates, decay rates and discount rates. The Association compares the results from the OTS with its internally generated results and provides the Board of Directors a comparison to determine if there is any additional risk.

     In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from changes in interest rates. These measures are used in conjunction with NPV measures to identify potential interest rate risk. The Association projects net interest income for the next twelve month period, based upon certain specific assumptions. For the years ended June 30, 1997, 1996 and 1995, the forecasted net interest income in the existing rate environment (held constant for the period) for interest rate risk management purposes was $8.1 million, $7.3 million, and $7.0 million, respectively, compared to the actual net interest income recorded of $9.6 million, $8.0 million, and $7.0 million, respectively.

     Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV requires the making of certain assumptions which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Association's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of duration to maturity or repricing of specific assets and liabilities. Third, the model does not take into account the Association's business or strategic plans. Accordingly, although the NPV measurements and interest income models do provide an indication of the Association's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Association's net interest income and will differ from actual results.

     The following table sets forth, at June 30, 1997, an analysis of the Association's internal analysis of its interest rate risk measured by the estimated changes in the NPV resulting from instantaneous and sustained parallel shifts in the yield curve (400 basis points, measured in 100 basis point increments).

             CHANGE IN
           INTEREST RATES                   NET PORTFOLIO VALUE
                                   ----------------------------------
          IN BASIS POINTS                        CHANGE      CHANGE
            (RATE SHOCK)             AMOUNT         $           %
          ----------------         ----------  ----------  ----------
                                         (DOLLARS IN THOUSANDS)
                400                 $21,489     $(15,674)    (42.2)%
                300                  25,801      (11,362)    (30.6)
                200                  30,011       (7,152)    (19.3)
                100                  33,890       (3,273)     (8.8)
                 --                  37,163           --        --
               (100)                 38,033          870       2.3
               (200)                 36,430         (734)     (2.0)
               (300)                 35,887       (1,276)     (3.4)
               (400)                 36,027       (1,136)     (3.1)

The following table provides information regarding the Company's primary categories of assets and liabilities which are sensitive to changes in interest rates. The information presented reflects the expected cash flows of the primary categories by year including the related weighted average interest rate. The cash flows for loans and mortgage-backed securities are based on maturity date and are adjusted for expected prepayments which are based on historical and current market information. The loans and mortgage-backed securities which have adjustable rate features are presented in accordance with their next interest-repricing date. Cash flow information on interest-bearing liabilities such as passbooks, NOW accounts and money market accounts also is adjusted for expected decay rates which are based on historical information. Also, for purposes of cash flow presentation, premiums or discounts on purchased assets, mark-to-market adjustments and loans on non-accrual are excluded from the amounts presented. Investment securities are presented as to maturity date as are all certificates of deposit and borrowings.

(Amounts in thousands)              Year 1     Year 2    Year 3    Year 4    Year 5   Thereafter
                                    ------     ------    ------    ------    ------   ----------
SELECTED ASSETS:
  Investments and Fed Funds         $ 21,594   $ 1,000   $ 2,000   $ 3,500   $ 3,000
    Average interest rate               6.12%     6.24%     6.64%     6.58%     7.18%

  Mortgage-backed securities -
    fixed-rate                         9,556     9,552     7,063     6,050     5,184    $ 28,638
    Average interest rate               7.39%     7.35%     7.42%     7.44%     7.45%       7.51%

  Mortgage-backed securities -
    adjustable rate                    9,133
    Average interest rate               7.43%

  Loans - fixed rates                 10,514    20,539    10,962     3,658     3,036      15,046
    Average interest rate               8.33%     8.18%     8.48%     8.35%     8.33%       8.33%

  Loans - adjustable rates           193,199    27,775       307
    Average interest rate               7.44%     7.65%    11.62%

SELECTED LIABILITIES:
  Interest-bearing NOW
    passbook and MMDA's               12,600     9,867     7,748     6,102     4,818      18,938
     Average interest rate              2.57%     2.56%     2.55%     2.54%     2.52%       2.37%

  Certificates of deposit            188,095    21,433     5,680     2,896     4,292
    Average interest rate               5.47%     5.73%     6.31%     5.83%     5.83%

  FHLB advances and securities
    sold under agreements to
    repurchase                        15,430    37,400    21,900     9,000                 3,607
     Average interest rate              6.22%     6.16%     6.38%     6.16%                 6.49%

The Company does not have any foreign exchange exposure nor any commodity exposure and therefore does not have any market risk exposure for these issues.

AVERAGE BALANCE SHEET

     The following table sets forth certain information relating to the Company for the fiscal years ended June 30, 1997, 1996 and 1995. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees which are considered adjustments to yields.

                                                                           YEAR ENDED JUNE 30,
                                     ----------------------------------------------------------------------------------------------
                                                  1997                             1996                          1995
                                     ------------------------------  ------------------------------  ------------------------------
                                                           AVERAGE                         AVERAGE                         AVERAGE
                                      AVERAGE               YIELD/    AVERAGE               YIELD/    AVERAGE               YIELD/
                                      BALANCE   INTEREST    COST      BALANCE   INTEREST     COST     BALANCE   INTEREST     COST
                                     --------- ---------- ---------  --------- ---------- ---------  --------- ---------- ---------
                                                                         (DOLLARS IN THOUSANDS)
Assets:
 Interest-earning assets:
   Interest earning deposits and
     short-term investments.........  $  7,176    $   389      5.42%  $  8,491    $   522     6.15%    $  6,354   $   366     5.76%
   Investment securities, net.......    17,222      1,133      6.58      9,454        601     6.36        5,531       319     5.77
   Loans receivable.................   273,469     20,890      7.64    233,356     17,798     7.63      213,846    15,647     7.32
   Mortgage-backed securities,
     net............................    59,733      4,051      6.78     33,944      2,186     6.44       21,136     1,378     6.52
   FHLB stock..................          3,884        237      6.10      3,175        152     4.79        2,806       145     5.17
                                      --------    -------             --------    -------              --------   -------
     Total interest-earning assets     361,484    $26,700      7.39%   288,420    $21,259     7.37%     249,673   $17,855     7.15%
                                                  =======                         =======                         =======
     Non-interest-earning assets        11,773                          10,612                           10,059
                                      --------                        --------                         --------

       Total assets.................  $373,257                        $299,032                         $259,732
                                      ========                        ========                         ========

Liabilities and Equity:
 Interest-bearing liabilities:
   Money market savings
     accounts.......................  $ 13,334    $   493      3.70%  $  7,473    $   166     2.21%    $ 10,425   $   232     2.22%
   Passbook accounts................    17,432        348      2.00     18,108        370     2.04       21,288       436     2.05
   NOW accounts.....................    20,249        280      1.38     20,299        341     1.68       20,518       303     1.48
   Certificate accounts.............   203,744     11,074      5.44    165,677      9,194     5.55      148,309     7,208     4.86
                                      --------    -------      ----   --------    -------              --------   -------

     Total savings accounts.........   254,759     12,195      4.79    211,557     10,071     4.76      200,540     8,179     4.08
   FHLB advances....................    73,513      4,569      6.22     49,419      3,212     6.50       39,327     2,713     6.90
   Securities sold under
     agreements to repurchase.......     6,043        349      5.78
   Impounds & other
    borrowings......................       443         25      5.64        346         21     6.07          275         8     2.00
                                      --------    -------             --------    -------              --------   -------
     Total interest-bearing
       liabilities..................   334,758    $17,138      5.12%   261,322    $13,304     5.09%     240,142   $10,900     4.54%
                                                  =======                         =======                         =======
 Non-interest bearing liabilities        7,821                           4,831                            4,378
                                      --------                        --------                         --------

     Total liabilities..............   342,579                         266,153                          244,520
 Equity.............................    30,678                          32,879                           15,212
                                      --------                        --------                         --------

     Total liabilities and equity...  $373,257                        $299,032                         $259,732
                                      ========                        ========                         ========

 Net interest rate spread...........                           2.27%                          2.28%                           2.61%
 Net interest margin................                           2.65%                          2.76%                           2.79%
 Ratio of interest-earning assets
   to interest-bearing liabilities..    107.98%                         110.37%                          103.97%

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

                                               YEAR ENDED JUNE 30, 1997              YEAR ENDED JUNE 30, 1996
                                                      COMPARED TO                           COMPARED TO
                                               YEAR ENDED JUNE 30, 1996              YEAR ENDED JUNE 30, 1995
                                          ----------------------------------    -----------------------------------
                                              INCREASE (DECREASE) DUE TO            INCREASE (DECREASE) DUE TO
                                            AVERAGE                               AVERAGE
                                             VOLUME       RATE        NET          VOLUME       RATE        NET
                                          -----------  ----------  ---------    -----------  ----------  ----------
                                                                        (IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Interest-earning deposits and
    short-term investments...............     $  (75)      $ (58)    $ (133)        $  130      $   26      $  156
  Investment securities, net (1).........        510          22        532            246          36         282
  Loans receivable, net (1)..............      3,069          23      3,092          1,469         682       2,151
  Mortgage-backed securities, net (1).         1,744         121      1,865            825         (17)        808
  FHLB stock.............................         38          47         85             17         (10)          7
                                              ------       -----     ------         ------      ------      ------
    Total interest-earning assets........      5,286         155      5,441          2,687         717       3,404
                                              ------       -----     ------         ------      ------      ------
INTEREST-BEARING LIABILITIES:
  Money market savings accounts..........        176         151        327            (65)         (1)        (66)
  Passbook accounts......................        (15)         (7)       (22)           (64)         (2)        (66)
  NOW accounts...........................         (1)        (60)       (61)            (3)         41          38
  Certificate accounts...................      2,057        (177)     1,880            897       1,089       1,986
  FHLB advances..........................      1,488        (131)     1,357            644        (145)        499
  Securities sold under agreement to
     repurchase..........................        349           -        349              -           -           -
  Impounds & other borrowings............          5          (1)         4              1          12          13
                                              ------       -----     ------         ------      ------      ------
    Total interest-bearing liabilities...      4,059        (225)     3,834          1,410         994       2,404
                                              ------       -----     ------         ------      ------      ------
Net change in net interest income........     $1,227       $ 380     $1,607         $1,277      $ (277)     $1,000
                                              ======       =====     ======         ======      ======      ======

_______________
(1)  Includes assets available for sale.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 1997 AND JUNE 30, 1996

GENERAL

     The net earnings for the year ended June 30, 1997 were $731,000, an increase of $137,000, or 23.1%, from the $594,000 in net earnings for the year ended June 30, 1996. The improvement in operating results was due to the increase in average interest-earning assets which resulted in a $1.6 million net increase in net interest income which was partially offset by the $2.0 million increase in general and administrative expenses, resulting primarily from the payment of a special assessment totaling $1.3 million for the recapitalization of the insurance fund (SAIF).

INTEREST INCOME

     Interest income for the year ended June 30, 1997 was $26.7 million compared to $21.3 million for the year ended June 30, 1996, an increase of $5.4 million, or 25.4%. The increase in interest income was primarily due to the increase in average balance of interest-earning assets to $361.5 million for the year ended June 30, 1997 from $288.4 million for the year ended June 30, 1996. The increase in the average balance of interest-earning assets was the result of a continuation of the growth strategy begun in the previous fiscal year to enhance the Company's earning ability. Key elements of the growth strategy continued to be the purchase of mortgage loans and mortgage-backed securities funded primarily by the growth in deposits, including the branch purchase, and the use of borrowings such as FHLB advances.

     Interest income on loans receivable increased $3.1 million to $20.9 million for the year ended June 30, 1997 from $17.8 million for the year ended June 30, 1996. The increase in interest income was the result of the $40.1 million increase in the average balance of loans receivable for the year ended June 30, 1997 primarily as a result of the purchase of $33.3 million of adjustable rate loans from other financial institutions. The loans purchased were indexed to the Eleventh District Cost of Funds Index (COFI) and were primarily seasoned, fully-indexed loans. Furthermore, the loans purchased were $4.1 million of multi-family and $29.2 million of one- to four-family mortgage loans. The average yield on loans receivable for the year ended June 30, 1997 was 7.64%, which approximated the 7.63% yield for loans receivable for the year ended June 30, 1996.

     Interest income on mortgage-backed securities increased by $1.9 million to $4.1 million for the year ended June 30, 1997 from $2.2 million for the year ended June 30, 1996. The increase in interest income was due to the increase in the average balance of mortgage-backed securities to $59.7 million for the year ended June 30, 1997 from $33.9 million for the year ended June 30, 1996 and to the increase in the average yield to 6.78% for the year ended June 30, 1997 from 6.44% for the year ended June 30, 1996. The increase in the average balance during the year ended June 30, 1997 was the result of the purchase of $50.7 million in mortgage-backed securities, both available for sale and held to maturity, partially offset by the sale of $9.9 million in mortgage-backed securities available for sale. The Company utilized acquisitions of mortgage-backed securities during the year to increase the Company's interest-earning assets and as a substitute for mortgage loans. The average yield on mortgage-backed securities increased in the year ended June 30, 1997 primarily due to the higher yields on the securities purchased, which were principally fixed rate.

     Interest income on investment securities increased by $532,000 to $1.1 million for the year ended June 30, 1997 from $601,000 for the year ended June 30, 1996. The increase was primarily due to the $7.7 million increase in the average balance of investment securities to $17.2 million for the year ended June 30, 1997 from $9.5 million for the year ended June 30, 1996 and to the increase in the average yield to 6.58% for the year ended June 30, 1997 from 6.36% for the year ended June 30, 1996. The increase in yield was primarily due to the increase in U.S. agency callable securities during the year ended June 30, 1997 as compared to June 30, 1996. Interest income on interest-earning deposits and daily investments decreased by $48,000 to $626,000 for the year ended June 30, 1997 from $674,000 for the year ended June 30, 1996. The decrease in interest income on interest-earning deposits and daily investments was due to the decrease in the average balance to $7.2 million for the year ended June 30, 1997 from $8.5 million for the year ended June 30, 1996 and to the decrease in the average yield to 5.42% for the year ended June 30, 1997 from 6.15% for the year ended June 30, 1996.

INTEREST EXPENSE

     Interest expense for the year ended June 30, 1997 was $17.1 million from $13.3 million for the year ended June 30, 1996, an increase of $3.8 million, or 28.6%. The increase in interest expense was due to the $73.4 million increase in the average balances of interest-bearing liabilities to $334.7 million for the year ended June 30, 1997 from $261.3 million for the year ended June 30, 1996. The increase in interest expense was also due to the slight increase in the average cost of interest-bearing liabilities to 5.12% for the year ending June 30, 1997 from 5.09% for the year ending June 30, 1996. Interest expense on deposit accounts increased to $12.2 million for the year ended June 30, 1997 from $10.1 million for the year ended June 30, 1996. The increase in interest expense on deposit accounts reflects the $43.2 million increase in the average balance of deposit accounts to $254.8 million for the year ending June 30, 1997 from $211.6 million for the year ending June 30, 1996 which was partially the result of the purchase of $20.2 million in deposits from another institution in February 1997 and due to the establishment of a new branch in March 1997 which generated $5.3 million in deposits in its first three months of operation.

     The Company's use of borrowed funds, including FHLB advances and securities sold under agreements to repurchase, increased during the year ended June 30, 1997. The Company increased its usage of such borrowings to fund the growth in assets to enhance net interest income and to extend the average maturities of the liabilities of the Company. Interest expense on borrowings increased $1.7 million to $4.9 million for the year ended June 30, 1997 from $3.2 million for the year ended June 30, 1996. The increase in interest expense was primarily due to the increase in average borrowings to $79.6 million for the year ended June 30, 1997 from $49.4 million for the year ended June 30, 1996, partially offset by the decrease in the average cost of borrowings to 6.18% for the year ended June 30, 1997 from 6.50% for the year ended June 30 1996.

PROVISION FOR ESTIMATED LOAN LOSSES

     The Company's provision for estimated loan losses decreased slightly to $557,000 for the year ended June 30, 1997 from $575,000 for the year ended June 30, 1996. The current year's allowance for estimated loan losses reflects $352,000 in loan charge-offs as compared to $310,000 for the year ended June 30, 1996. The difference between the actual amount of charge-offs for the current year and the amount reflected in the provision represents an allocation for the growth in the loan portfolio during the year ended June 30, 1997 and management's concerns regarding the general market conditions continuing and the overall decline in real estate activity as well as the continuation of soft real estate values in our primary market area. The allowance for estimated loan losses increased to $1.3 million, or 0.44% of gross loans receivable, at June 30, 1997 from $1.1 million, or 0.41% of gross loans receivable at June 30, 1996. As a percentage of non-performing loans, the allowance for loan losses increased to 74.34% at June 30, 1997 compared to 53.92% at June 30, 1996. The amount of the provision and allowance for loan losses is influenced by current economic conditions, actual loss experience, industry trends and other factors such as adverse economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for estimated loan losses. Such agencies may require the Association to recognize additions to the allowance based upon judgments which differ from those of management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond management's control.

OTHER INCOME

     Other income for the Company increased to $1.2 million for the year ended June 30, 1997 compared to $612,000 for the year ended June 30, 1996, an increase of $606,000, or 99.0%. The increase in non-interest income was primarily due to the improvement in the activity on real estate owned and to net gains recorded on sales of mortgage-backed securities and other investments available for sale. The Company posted a net gain on real estate owned activity totaling $157,000 for the year ending June 30, 1997 as compared to a net loss of $271,000 for the year ending June 30, 1996, an increase of $428,000. This improvement was primarily the result of a $344,000 favorable litigation settlement received in May 1997; culminating a litigation process relating to a land development real estate owned foreclosed on by the Company in 1992. The Company posted a net gain of $148,000 in regards to sales of investments and mortgage-backed securities during the year ended June 30, 1997 as compared to a net loss of $12,000 for the year ended June 30, 1996. The Company's income derived from loan servicing operations and deposit fees were approximately the same for both the years ended June 30, 1997 and 1996.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased by $2.0 million to $9.0 million for the year ended June 30, 1997 from $7.0 million for the year ended June 30, 1996. Included in the expenses for the year ended June 30, 1997, was the $1.3 million one-time special assessment to recapitalize the SAIF insurance fund. This special assessment represented 65.7 basis points of the deposits held by the Association as of March 31, 1995. Compensation and other employee benefits increased by $539,000 to $4.1 million for the year ended June 30, 1997 from $3.6 million for the year ended June 30, 1996. The increase in compensation costs was primarily attributable to the increase in staff primarily due to the addition of two branches. Employee benefits increased as a result of the costs related to the employee stock ownership and the stock compensation plans which increased to $472,000 for the year ended June 30, 1997 from $302,000 for the year ended June 30, 1996. Equipment and data processing costs increased to $932,000 for the year ended June 30, 1997 from $748,000 for the year ended June 30, 1996 primarily as a result of the completion of a conversion to a new data processor which included approximately $100,000 in non-recurring expenses. The increase in costs was due to the replacement of outdated equipment, to the initial costs of the conversion and to the deconversion costs of the previous data processor. The regular insurance assessments paid to the FDIC decreased to $313,000 for the year ended June 30, 1997 from $472,000 for the year ended June 30, 1996 as a result of the lowering of the assessment rate as of January 1, 1997, following the recapitalization of SAIF.

INCOME TAX

     Income tax expense was $534,000 for the year ended June 30, 1997 compared to $432,000 for the year ended June 30, 1996, representing an increase of $102,000. This increase is principally due to the increase in taxable income in fiscal 1997 as compared to fiscal 1996. See Note 11 of the Notes to the Consolidated Financial Statements for additional information on the Company's income taxes.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND JUNE 30, 1996

     The Company's total assets increased to $409.3 million at June 30, 1997 from $336.1 million at June 30, 1996, an increase of $73.2 million. During the year, the Company increased its loans receivable held for investment by $28.6 million to $284.6 million at June 30, 1997 from $256.0 million at June 30, 1996 primarily as a result of the $33.3 million in loans purchased throughout the year. All of the loans purchased were adjustable rate mortgage loans indexed to COFI, with $4.1 million being multi-family loans and the remainder single-family mortgages. The properties securing the loans purchased are located primarily in southern California, but are dispersed throughout a wider area than the Company's normal lending area.

     The Company's investment in mortgage-backed securities increased to a total of $76.2 million at June 30, 1997 from $44.3 million at June 30, 1996. The increase in this portfolio reflects the continuation of management's strategy to increase the interest-earning assets of the Company to enhance the net interest income of the Company. Cash and short-term bank obligations increased to $22.7 million at June 30, 1997 from $8.9 million at June 30, 1996 primarily as a result of the increase in cash flow generated from the loans receivable portfolio due to a slower than expected lending market and the desire of management to maintain more additional liquid assets.

     The Company's investment in premises and equipment increased to $3.9 million at June 30, 1997 from $3.0 million at June 30, 1996 due to the purchase of new computer equipment as part of the Company's conversion to a new data processor, and due to the improvements required as part of two additional branches and other branch upgrades. Prepaid expenses and other assets increased to $1.2 million at June 30, 1997 from $437,000 primarily as a result of the premium paid on the branch acquisition of approximately $500,000.

     The total liabilities of the Company increased to $379.4 million at June 30, 1997 from $304.5 million at June 30, 1996. The increase in liabilities was in support of the strategy to enhance net interest income. Total deposit accounts increased to $288.3 million at June 30, 1997 from $234.0 million aided by the acquisition of $20.2 million in deposits acquired in a branch acquisition. Core deposits (excluding certificates of deposit) increased to $65.9 million, or 22.9% of total deposits, at June 30, 1997 from $48.0 million, or 20.5% of total deposits, at June 30, 1996. The growth of core deposits is an integral part of management's strategy to enhance net interest income and build customer relationships. The Company continued to utilize borrowings as a means to enhance net interest income and provide for longer-term financing of its asset base. As of June 30, 1997, the Company increased its borrowings from the FHLB to $77.9 million from $67.5 million at June 30, 1996. Also, the Company borrowed $9.4 million through securities sold under agreements to repurchase.

     The Company's stockholders' equity was $29.9 million at June 30, 1997, a decrease of $1.7 million from the $31.6 million in stockholders' equity at June 30, 1996. The decrease in stockholders' equity in fiscal 1997 was due primarily to the repurchase of 249,100 shares of stock to be held as treasury stock with a total value of $2.9 million. The reduction of stockholders' equity caused by the stock repurchase was partially offset by the $731,000 in net earnings and the $273,000 in amortization of deferred stock compensation.

COMPARISON OF OPERATING RESULTS FOR THE YEAR ENDED JUNE 30, 1996, AND JUNE 30, 1995

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

     Interest income on mortgage-backed securities increased by $808,000 due to the increase in the average balance of mortgage-backed securities to $33.9 million for the year ended June 30, 1996 compared to $21.1 million for the period ended June 30, 1995. The increase in mortgage-backed securities was the result of various purchases totaling $33.0 million, of which $15.4 million had adjustable rate features and were tied to various indexes including COFI, CMT, and LIBOR. The average yield on mortgage-backed securities fell slightly to 6.44% for the year ended June 30, 1996 from 6.52% for the year ended June 30, 1995. The decrease in yield was primarily due to the increase in prepayments which increased the amortization of the related premiums on mortgage-backed securities, thereby decreasing their average life and portfolio yields.

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

INTEREST EXPENSE

     Interest expense for the year ended June 30, 1996 was $13.3 million compared to $10.9 million for the year ended June 30, 1995, an increase of $2.4 million, or 22.0%. The increase in interest expense was due to the $21.2 million increase in the average balances of interest-bearing liabilities to $261.3 million for the period ended June 30, 1996 from $240.1 million for the period ended June 30, 1995. The increase in interest expense was also due to the increase in the average cost of interest-bearing liabilities which increased to 5.09% for the period ended June 30, 1996 from 4.54% for the period ended June 30, 1995. Interest expense on deposit accounts increased $1.9 million to $10.1 million for the year ended June 30, 1996 from $8.2 million for the year ended June 30, 1995. The increase in interest expense on deposit accounts reflects the $17.4 million increase in the average balance of certificate accounts to $165.7 million for the period ended June 30, 1996 from $148.3 million for the year ended June 30, 1995.

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

PROVISION FOR ESTIMATED LOAN LOSSES

     The Company's provision for estimated loan losses increased by $92,000 to $575,000 for the year ended June 30, 1996 from $483,000 for the year ended June 30, 1995. The increase in the provision for estimated loan losses is partially due to the increase in charge-offs which were $310,000 for the year ended June 30, 1996 compared to the $258,000 in charge-offs for the year ended June 30, 1995. Also, the Company's $38.6 million increase in loans receivable during the year and the reevaluation of the risk characteristics of the current loan portfolio contributed to the increase in the provision for loan losses. The increase in the provision for estimated loan losses during fiscal 1996 reflects management's concerns regarding the possible adverse effects upon the Association's loan portfolio of the continuation of higher unemployment in its market area and the continuation of a general decline in real estate activity and values. The allowance for estimated loan losses increased to $1.1 million, or 0.41% of gross loans receivable, at June 30, 1996 from $792,000, or 0.36% of gross loans receivable at June 30, 1995. As a percentage of non-performing loans, the allowance for loan losses increased to 53.92% at June 30, 1996 from 41.21% at June 30, 1995. The amount of the provision and allowance for loan losses is influenced by current economic conditions, actual loss experience, industry trends and other factors such as adverse economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for estimated loan losses. Such agencies may require the Association to recognize additions to the allowance based upon judgments which differ from those of management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond management's control.

OTHER INCOME

     Other income for the year ended June 30, 1996 was $612,000 compared to $538,000 for the year ended June 30, 1995, an increase of $74,000, or 13.8%. The Company's loan servicing and other fees collected remained approximately the same at $446,000 for the year ended June

30, 1996 compared to $445,000 in the year ended June 30, 1995. The Company continued to be negatively impacted by the losses incurred related to REO activities as such losses totaled $271,000 for the year ended June 30, 1996 compared to $217,000 for the comparable period a year ago. The increase was attributable to an increase in the subsequent fair value writedowns of real estate owned during the year ended June 30, 1996. Although the Company's secondary marketing activity accelerated in terms of loans sold to the secondary market during the year ended June 30, 1996 ($13.2 million in loan sales in current year versus $1.4 million in prior year), a net loss on operations of $56,000 resulted. This compares with the net loss of $75,000 during the year ended June 30, 1995. The continuation of the loss on secondary marketing activities was the result of increased competition among institutions selling loans which resulted in aggressive pricing on salable products to FNMA or FHLMC. Also, the Company posted $12,000 in losses due to the redemption of securities available for sale in the year ended June 30, 1996 compared to a net loss of $78,000 during the year ended June 30, 1995.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1996 AND JUNE 30, 1995

     The total assets of the Company at June 30, 1996 were $336.1 million compared to $273.4 million at June 30, 1995, an increase of $62.7 million. The Company increased the loans receivable held for investment by $38.6 million to $256.0 million at June 30, 1996 from $217.4 million at June 30, 1995, primarily due to the three bulk loan purchases. The Company purchased a total of approximately $48 million in three separate loan acquisitions. In all of the acquisitions, the Company purchased adjustable rate loans which were indexed to COFI and reprice at intervals between one and six months. Properties securing the loans purchased are located in southern California, but are dispersed throughout a wider area than the Company's normal lending area.

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

     Total liabilities increased $64.1 million to $304.5 million at June 30, 1996 compared to $240.4 million at June 30, 1995. The increase in liabilities was to support the strategy of increasing the interest-earning assets of the Company to enhance net interest income. Total deposit accounts of the Company increased to $234.0 million at June 30, 1996 from $204.3 million at June 30, 1995, an increase of $29.7 million. The Company also increased FHLB advances by $34.1 million at June 30, 1996 to $67.5 million from $33.4 million at June 30, 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, securities sold under agreements to repurchase and increases in deposits and, to a lesser extent, proceeds from the sale of loans and investments. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The Company offers both adjustable and fixed-rate loans to its customers so that it can be competitive. Historically, the Company has sold the majority of the fixed rate loans that it originates to the secondary market. The proceeds of the sale of loans can be a significant source of liquidity, although the changing interest rate environment and the depressed Southern California real estate market have decreased loan origination and loan sale activity. For the years ended June 30, 1997, 1996 and 1995, the Company received $5.7 million, $13.2 million and $1.4 million, respectively, in proceeds from the sale of loans to the secondary market.

     The Company's most significant source of funds is repayments on its loan portfolio. For the years ended June 30, 1997, 1996 and 1995, principal repayments on loans were $33.2 million, $25.0 million and $19.7 million, respectively.

     The Company may sell or redeem mortgage-backed securities and other investments from its available for sale portfolio, primarily for liquidity purposes. For the years ended June 30, 1997, 1996 and 1995, the Company received $69.8 million, $28.7 million and $4.9 million, respectively, in proceeds for the sale or redemption of mortgage-backed securities and other investments. The increase in activity in fiscal 1997 represents the purchase and sale of units in the Company's investment in money market and mutual funds which are viewed by management as short-term investment alternatives. The principal repayments on mortgage-backed securities represent a significant source of liquidity for the Company. For the years ended June 30, 1997, 1996 and 1995, the Company received $8.9 million, $7.6 million and $4.3 million, respectively, in principal repayments.

     Deposit accounts may represent a significant source of liquidity for the Company. During recent years, increased competition from financial and non-financial companies and the relatively lower interest rate environment has increasingly made it difficult to attract new depositors. For the years ended June 30, 1997, 1996 and 1995, the net increase in deposit accounts (net of interest credited) was $23.3 million, $29.8 million and 3.6 million, respectively. Additionally, in the year ended June 30, 1997 the Company purchased a branch from another financial institution which provided $20.2 million in additional funds. For the year ended June 30, 1997, the Company emphasized certificates of deposits in varying terms to attract deposit accounts to aid in the funding of the increase in interest-earning assets.

     The Association historically has borrowed from the FHLB to provide for additional sources of funds. For the years ended June 30, 1997, 1996 and 1995, the net proceeds (repayments) from FHLB advances were $10.4 million, $34.1 million and $(4.4) million, respectively. The net repayment of FHLB advances in fiscal 1995 was due to the receipt of conversion proceeds in June 1995. The Company also borrowed funds totalling $9.6 million via securities sold under agreements to repurchase in the year ended June 30, 1997.

     In June 1995, the Company received net funds of $20.7 million as the result of the Association's conversion from mutual stock form and the concurrent stock offering by the Company. As part of the conversion process, 60% of the net proceeds were contributed to the Association as additional capital. The remainder of the net proceeds have been used to support growth.

     At June 30, 1997, the Association exceeded all of its regulatory capital requirements. The Association's tangible capital level was $25.8 million, or 6.34% of total adjusted assets, which is above the required level of $6.1 million, or 1.50%; core capital of $25.8 million, or 6.34% of total adjusted assets, which is above the required level of $12.2 million, or 3.00%; and risk-based capital of $27.0 million, or 14.43% of risk-weighted assets, which is above the required level of $14.9 million, or 8.0%.

     The Association, by regulation, must maintain its liquidity ratio at no less than 5.0% of deposits and short-term borrowings. Liquidity represents cash and certain investments which are not committed or pledged to specific liabilities. For the periods ended June 30, 1997, 1996 and 1995, the liquidity ratios were 9.81%, 9.23% and 7.15%, respectively.

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

     On July 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement establishes a fair value based method of accounting for stock-based compensation plans. It encourages, but does not require, entities to adopt that method in place of the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

     The Company has elected to continue to apply the accounting provisions of APB No. 25 to its stock-based compensation awards to employees and discloses the pro forma effect on net earnings and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been adopted.

     In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was amended by SFAS No. 127,

Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. These statements provide accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125, as amended, is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 or December 31, 1997 for certain transactions.

     In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which is effective for financial statements issued for periods ending after December 15, 1997. It replaces the presentation of primary earnings per share with the presentation of basic earnings per share. It also requires the presentation of diluted earnings per share for entities with complex capital structures. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock, such as options, were exercised or converted into common stock. The Company does not believe that SFAS No. 128 will have a material impact on its financial statements.

     In February 1997, the FASB issued SFAS No. 129, Disclosure of Information About Capital Structure. The statement establishes standards for disclosing information about an entity's capital structure. The disclosure requirements of SFAS No. 129 are effective for periods ending after December 15, 1997. The Company does not believe that the adoption of SFAS No. 129 will have a significant impact on its financial statements.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements to a lesser extent, in interim financial reports issued to shareholders. SFAS No. 130 and 131 are effective for fiscal years beginning after December 15, 1997. As both SFAS No. 130 and 131 deal with financial statement disclosure, the Company does not anticipate the adoption of these new standards will have a material impact on its financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report.................................................................................  59
Consolidated Statements of Financial Condition as of June 30, 1997 and 1996..................................  60
Consolidated Statements of Operations for Each of the Three Years in the Period Ended June 30, 1997..........  62
Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period
  Ended June 30, 1997........................................................................................  64
Consolidated Statements of Cash Flows for Each of the Three Years in the Period
  Ended June 30, 1997........................................................................................  65
Notes to Consolidated Financial Statements for Each of the Three Years in the Period
  Ended June 30, 1997........................................................................................  68

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
SGV Bancorp, Inc.
West Covina, California


We have audited the accompanying consolidated statements of financial condition of SGV Bancorp, Inc. and subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SGV Bancorp, Inc. and subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

/S/Deloitte & Touche LLP

Costa Mesa, California
August 29, 1997

SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                                  1997      1996
                                                                                (DOLLARS IN THOUSANDS)

ASSETS

Cash, including short-term bank obligations of $ 18,600 and $4,025
  at June 30, 1997 and 1996, respectively                                       $ 22,664  $  8,884
Investment securities available for sale, amortized cost of $ 12,500 and
  $15,000 at June 30, 1997 and 1996, respectively (Note 3)                        12,467    14,904
Mortgage-backed securities available for sale, amortized cost of $ 37,323
  and $16,863 at June 30, 1997 and 1996, respectively (Notes 3 and 10)            37,164    16,614
Mortgage-backed securities held to maturity, estimated fair value of $38,783
  and $27,124 at June 30, 1997 and 1996, respectively (Notes 4 and 10)            39,072    27,701
Loans receivable held for investment, net of allowance for estimated loan losses of $ 1,263 and $1,058 at June 30, 1997 and 1996, respectively
  (Notes 5 and 10)                                                               284,608   255,953
Loans receivable held for sale (Note 5)                                              230       723
Accrued interest receivable (Note 6)                                               2,911     2,588
Stock of Federal Home Loan Bank of San Francisco, at cost (Note 10)                3,987     3,747
Real estate acquired through foreclosure, net (Note 7)                             1,150     1,489
Premises and equipment, net (Note 8)                                               3,866     3,015
Prepaid expenses and other assets, net                                             1,221       437
                                                                                --------  --------

  Total assets                                                                  $409,340  $336,055
                                                                                ========  ========

See notes to consolidated financial statements

SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 1997 AND 1996 (CONTINUED)
-------------------------------------------------------------------------------

                                                                                1997      1996
                                                                             (DOLLARS IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposit accounts (Note 9)                                                    $288,339   $234,039
Federal Home Loan Bank advances (Note 10)                                      77,907     67,509
Securities sold under agreements to repurchase (Note 10)                        9,430          -
Accrued expenses and other liabilities (Note 11)                                3,761      2,921
                                                                             --------   --------

  Total liabilities                                                           379,437    304,469

COMMITMENTS AND CONTINGENT LIABILITIES (Note 12)

STOCKHOLDERS' EQUITY (Notes 1, 2, 11, 12 and 14):
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued
Common stock, $.01 par value; 10,000,000 shares authorized; 2,727,656 shares issued (1997 and 1996); 2,342,176 (1997) and 2,591,276 (1996)
  shares outstanding                                                               27         27
Additional paid-in capital                                                     20,789     20,684
Retained earnings, substantially restricted                                    15,201     14,470
Net unrealized loss on securities available for sale, net of taxes               (110)      (202)
Deferred stock compensation                                                    (1,880)    (2,153)
Treasury stock, 385,480 (1997) and 136,380 (1996) shares                       (4,124)    (1,240)
                                                                             --------   --------

  Total stockholders' equity                                                   29,903     31,586
                                                                             --------   --------

  Total liabilities and stockholders' equity                                 $409,340   $336,055
                                                                             ========   ========

See notes to consolidated financial statements

SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997
-------------------------------------------------------------------------------

                                                                       1997       1996       1995
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
Interest on loans                                                     $20,890    $17,798    $15,647
Interest on investment securities                                       1,133        601        319
Interest on mortgage-backed securities                                  4,051      2,186      1,378
Other                                                                     626        674        511
                                                                      -------    -------    -------

    Total interest income                                              26,700     21,259     17,855

INTEREST EXPENSE:
Interest on deposit accounts (Note 9)                                  12,195     10,071      8,179
Interest on borrowings                                                  4,943      3,233      2,721
                                                                      -------    -------    -------

    Total interest expense                                             17,138     13,304     10,900
                                                                      -------    -------    -------

NET INTEREST INCOME BEFORE PROVISION FOR
  ESTIMATED LOAN LOSSES                                                 9,562      7,955      6,955

PROVISION FOR ESTIMATED LOAN LOSSES (Note 5)                              557        575        483
                                                                      -------    -------    -------

NET INTEREST INCOME AFTER PROVISION FOR
  ESTIMATED LOAN LOSSES                                                 9,005      7,380      6,472

OTHER INCOME (EXPENSE):
Loan servicing and other fees                                             450        446        445
Secondary market activity, net                                            (42)       (56)       (75)
Gain (loss) on sale or redemption of investment securities
  available for sale, net (Note 3)                                        148        (12)       (78)
Net gain (loss) on real estate acquired through foreclosure (Note 7)      157       (271)      (217)
Other income                                                              505        505        463
                                                                      -------    -------    -------

    Total other income                                                  1,218        612        538

See notes to consolidated financial statements

SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
-------------------------------------------------------------------------------

                                                  1997        1996      1995
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and other employee expenses          $ 4,129     $ 3,590  $3,398
Office occupancy                                      834         789     864
Equipment                                             932         748     725
Advertising                                           137         121     127
FDIC insurance premiums                               313         472     457
SAIF special assessment                             1,332           -       -
Other operating expenses                            1,281       1,246   1,134
                                               ----------  ----------  ------

  Total general and administrative expenses         8,958       6,966   6,705
                                               ----------  ----------  ------

EARNINGS BEFORE INCOME TAXES                        1,265       1,026     305

INCOME TAXES (Note 11)                                534         432     128
                                               ----------  ----------  ------

NET EARNINGS                                      $   731     $   594  $  177
                                               ==========  ==========  ======

EARNINGS PER SHARE                                  $0.31       $0.24   N/A
                                               ==========  ==========  ======

WEIGHTED AVERAGE SHARES OUTSTANDING             2,335,254   2,519,090   N/A
                                               ==========  ==========  ======


See notes to consolidated financial statements

SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997
-------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                                               ADDITIONAL
                                                                                                 PAID-IN     RETAINED
                                                   PREFERRED STOCK            COMMMON STOCK      CAPITAL     EARNINGS
                                                 --------------------     ------------------   --------      --------
                                                 SHARES      AMOUNT       SHARES     AMOUNT
BALANCE, July 1, 1994                                    -   $      -          -    $      -     $     -     $13,699
Net earnings                                             -          -          -           -           -         177
Change in net unrealized loss on securities
  available for sale, net                                -          -          -           -           -           -
   of taxes
Issuance of common stock,net of
  underwriting expenses                                  -          -      2,728          27      20,666           -
Common stock acquired by  ESOP                           -          -          -           -           -           -
                                                 ---------  ---------     ------    --------     -------     -------
BALANCE, June 30, 1995                                   -          -      2,728          27      20,666      13,876
Net earnings                                             -          -          -           -           -         594
Common stock acquired by stock
  compensation plan                                      -          -          -           -           -           -
Amortization of deferred  compensation                   -          -          -           -          18           -
Repurchase of stock (136,380 shares)                     -          -          -           -           -           -
Change in net unrealized loss on securities
  available for sale, net of taxes                       -          -          -           -           -           -
                                                 ---------  ---------     ------    --------     -------     -------
BALANCE, June 30, 1996                                   -          -      2,728          27      20,684      14,470
Net earnings                                             -          -          -           -           -         731
Amortization of deferred compensation                    -          -          -           -         105           -
Repurchase of stock (249,100 shares)                     -          -          -           -           -           -
Change in net unrealized loss on securities
  available for sale, net of taxes                       -          -          -           -           -           -
                                                 ---------  ---------     ------    --------     -------     -------
BALANCE, June 30, 1997                                   -  $       -      2,728    $     27     $20,789     $15,201
                                                 =========  =========     ======    ========     =======     =======


                                                    NET UNREALIZED
                                                  LOSS ON SECURITIES      DEFERRED                     TOTAL
                                                   AVAILABLE FOR SALE,      STOCK       TREASURY     STOCKHOLDERS'
                                                     NET OF TAXES        COMPENSATION    STOCK         EQUITY
                                                     ------------        ------------   --------       ------
BALANCE, July 1, 1994                                 $      (118)       $          -    $    -      $  13,581
Net earnings                                                    -                   -         -            177
Change in net unrealized loss on securities
  available for sale, net                                      83                   -         -             83
   of taxes
Issuance of common stock,net of
  underwriting expenses                                         -                   -         -         20,693
Common stock acquired by  ESOP                                  -              (1,528)        -         (1,528)
                                                      -----------        ------------   -------      ---------
BALANCE, June 30, 1995                                        (35)             (1,528)        -         33,006
Net earnings                                                    -                   -         -            594
Common stock acquired by stock
  compensation plan                                             -                (844)        -           (844)
Amortization of deferred  compensation                          -                 219         -            237
Repurchase of stock (136,380 shares)                            -                   -    (1,240)        (1,240)
Change in net unrealized loss on securities
  available for sale, net of taxes                           (167)                  -         -           (167)
                                                      -----------        ------------   -------      ---------
BALANCE, June 30, 1996                                       (202)             (2,153)   (1,240)        31,586
Net earnings                                                    -                   -         -            731
Amortization of deferred compensation                           -                 273         -            378
Repurchase of stock (249,100 shares)                            -                   -    (2,884)        (2,884)
Change in net unrealized loss on securities
  available for sale, net of taxes                             92                   -         -             92
                                                      -----------        ------------   -------      ---------
BALANCE, June 30, 1997                                $      (110)       $     (1,880)  $(4,124)     $  29,903
                                                      ===========        ============   =======        =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997
-------------------------------------------------------------------------------

                                                                1997      1996       1995
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                  $   731   $    594   $   177
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization                                   430        370       418
  Loans originated for sale                                    (5,644)   (13,906)   (1,382)
  Proceeds from sale of loans                                   5,657     13,152     1,389
  Loss (gain) on sale of loans, net                               (13)        31        (7)
  Loss on sale or redemption of investment securities
    available for sale, net                                        13         12        78
  Gain on sale of mortgage-backed securities available for
    sale, net                                                    (161)
  Federal Home Loan Bank stock dividend                          (237)      (152)     (144)
  Decrease (increase) in prepaid expenses and other assets       (835)        15       (14)
  Amortization of deferred loan fees                              (74)       (80)      (87)
  Deferred loan origination costs                                (147)      (194)     (183)
  Increase (decrease) in accrued expenses and other
    liabilities                                                   267       (204)     (277)
  Deferred income taxes                                           266         (2)      362
  Provision for estimated loan losses                             557        575       483
  Provision for estimated real estate losses                       95        204        10
  Premium (discount) amortization on securities, net              235        246       157
  Increase in accrued interest receivable                        (323)      (534)      (67)
  Other, net                                                      164        481      (730)
                                                              -------   --------   -------

      Net cash provided by operating activities                   981        608       183

SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
-------------------------------------------------------------------------------

                                                                1997        1996       1995
                                                                      (IN THOUSANDS)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale          $(57,451)   $(42,650)  $ (1,000)
Proceeds from sale and redemption of investment
  securities available for sale                                 59,936      28,683      4,895
Purchase of mortgage-backed securities available for sale      (35,229)    (11,914)         -
Proceeds from sale of mortgage-backed securities
    available for sale                                           9,866
Proceeds from call of investment securities held to
    maturity                                                                 3,200
Purchase of mortgage-backed securities held to maturity        (15,451)    (21,116)         -
Principal repayments on mortgage-backed securities               8,935       7,647      4,309
Loans funded, net                                              (30,955)    (17,719)   (29,738)
Loans purchased, net                                           (33,320)    (48,297)         -
Principal repayments on loans                                   33,216      25,029     19,730
Proceeds from sale of real estate                                2,935       1,451        143
Purchase of premises and equipment                              (1,242)       (517)      (371)
Purchase of FHLB stock                                              (3)       (730)         -
                                                              --------    --------   --------

      Net cash used in investing activities                    (58,763)    (76,933)    (2,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in certificate accounts                            21,347      31,704     14,233
Net increase (decrease) in passbook, money market
  savings, NOW, and noninterest-bearing accounts                12,794      (1,929)   (10,627)
Purchase of deposit accounts                                    20,159
Proceeds from Federal Home Loan Bank advances                   73,800      50,000     31,000
Repayment of Federal Home Loan Bank advances                   (63,402)    (15,938)   (35,352)
Proceeds from securities sold under agreements to
  repurchase                                                     9,600
Repayment of securities sold under agreements to
  repurchase                                                      (170)
Purchase of treasury stock                                      (2,884)     (1,240)         -
Purchase of stock for deferred compensation plans                             (775)         -
Issuance of common stock, net of underwriting expenses
  and excluding common stock acquired by ESOP                                          19,165
Other,net                                                          318           -          -
                                                              --------    --------   --------

      Net cash provided by financing activities                 71,562      61,822     18,419
                                                              --------    --------   --------

See notes to consolidated statements

SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
-------------------------------------------------------------------------------

                                                               1997       1996       1995
                                                                     (IN THOUSANDS)
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                 $13,780   $(14,503)   $16,570

CASH AND CASH EQUIVALENTS,beginning of year                     8,884     23,387      6,817
                                                              -------   --------    -------

CASH AND CASH EQUIVALENTS, end of year                        $22,664   $  8,884    $23,387
                                                              =======   ========    =======

SUPPLEMENTAL CASH FLOW DISCLOSURES -
  Cash paid during the year for:
Interest                                                      $17,214   $ 12,930    $10,903
Income taxes                                                      188        324        641

NONCASH INVESTING ACTIVITIES DURING THE YEAR:
Real estate acquired through foreclosure                      $ 2,603   $  2,885    $   959
Mortgage-backed securities transferred from held to
  maturity to available for sale classification                            4,775          -
Loans to facilitate sales of real estate acquired through
  foreclosure                                                                641        896
Change in net unrealized loss on securities available for
  sale, net                                                        92        167        (83)
Common stock acquired by ESOP                                                  -      1,528

See notes to consolidated financial statements

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
-------------------------------------------------------------------------------


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

The Association is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in mortgage loans secured by one- to four-family residences. To a lesser extent, the Association invests in multi-family residential mortgages, commercial real estate, land and other loans. As of June 30, 1997, the Association operated eight branch offices located in the San Gabriel Valley.

Principles of Consolidation - The consolidated financial statements include the accounts of SGV Bancorp, Inc. and its wholly-owned subsidiary, First Federal Savings and Loan Association of San Gabriel Valley and its wholly-owned subsidiary, First Covina Service Company, which was substantially inactive during 1997, 1996 and 1995 (collectively, the Company). All material intercompany balances and transactions have been eliminated in consolidation.

Investment Securities and Mortgage-Backed Securities - The Company classifies investments in debt and equity securities into three categories: held to maturity, trading, and available for sale. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Company has no trading securities. Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred taxes.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
-------------------------------------------------------------------------------


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

In November 1995, the Financial Accounting Standards Board (FASB) issued a "Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities: Questions and Answers" (the Guide). The Guide allows for a one time reassessment of the classification of securities and, in connection with such a reassessment, permits the reclassification from the held to maturity classification to the available for sale classification as of a single date no later than December 31, 1995, without calling into question management's intent to hold to maturity the remaining securities classified as held to maturity. On December 31, 1995, the Company transferred $4.8 million of mortgage-backed securities from held to maturity to the available for sale classification to provide for greater liquidity and flexibility. The transfer resulted in an unrealized loss of $36,000, net of tax, which was included as of such date in the unrealized gains (losses) on available for sale securities set forth as a separate component of stockholders' equity.

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

On July 1, 1995, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. SFAS No. 114 generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at present value of the expected

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
-------------------------------------------------------------------------------


future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 indicates that a creditor should evaluate the collectibility of both contractual interest and contractual principal when assessing the need for a loss accrual. The adoption of these statements did not have a material impact on the results of operations or the financial position of the Company, taken as a whole.

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

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
-------------------------------------------------------------------------------


Allowances for Estimated Loan and Real Estate Losses - Valuation allowances for estimated loan and real estate losses are provided when any significant decline in value is deemed to have occurred. Specific loss allowances are established for loans that are deemed impaired, if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan.
In estimating losses, management considers the estimated sales price, cost of refurbishment, payment of delinquent taxes, cost of holding the property (if an extended period is anticipated) and cost of disposal. Additionally, general valuation allowances for loan and real estate losses have been established. The estimates for these allowances are normally influenced by current economic conditions, actual loss experience, industry trends and other factors such as the current adverse economic conditions experienced (including declining real estate values) in the area in which the Company's lending and real estate activities are based.

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

Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation and amortization. The Company depreciates its premises and equipment primarily by use of the straight-line method over the estimated useful lives as follows

          Office buildings                                 20 to 40 years
          Furniture, fixtures and equipment                 3 to 10 years

Income Taxes - The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under this standard, deferred tax assets and liabilities represent the tax effects of the temporary differences in the bases of certain assets and liabilities for tax and financial statement purposes, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements.

The Company files its tax returns on a fiscal year basis.

Recent Accounting Developments - The FASB has issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and SFAS No. 122, Accounting for Mortgage-Servicing Rights, which the Company adopted effective July 1,

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
-------------------------------------------------------------------------------


1996. There was no material impact on the Company's financial condition and results of operations upon adoption of these statements.

On July 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement establishes a fair value based method of accounting for stock-based compensation plans. It encourages, but does not require, entities to adopt that method in place of the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock.
SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Company has elected to continue to apply the accounting provisions of APB No. 25 to its stock-based compensation awards to employees and discloses the pro forma effect on net earnings and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been adopted (Note 12).

In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was amended by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. These statements provide accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125, as amended, is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 or December 31, 1997 for certain transactions.

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which is effective for financial statements issued for periods ending after December 15, 1997. It replaces the presentation of primary earnings per share with the presentation of basic earnings per share. It also requires the presentation of diluted earnings per share for entities with complex capital structures. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock, such as options, were exercised or converted into common stock. The Company does not believe that SFAS No. 128 will have a material impact on its financial statements.

In February 1997, the FASB issued SFAS No. 129, Disclosure of Information About Capital Structure. The statement establishes standards for disclosing information about an entity's

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
-------------------------------------------------------------------------------


capital structure. The disclosure requirements of SFAS No. 129 are effective for periods ending after December 15, 1997. The Company does not believe that the adoption of SFAS No. 129 will have a significant impact on its financial statements.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements to a lesser extent, in interim financial reports issued to shareholders. SFAS No. 130 and 131 are effective for fiscal years beginning after December 15, 1997. As both SFAS No. 130 and 131 deal with financial statement disclosure, the Company does not anticipate the adoption of these new standards will have a material impact on its financial statements.

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

Stockholders' Equity - Earnings per share for the years ended June 30, 1997 and 1996 are based on weighted average common shares outstanding of 2,335,254 and 2,519,090, respectively. The total issued shares of 2,727,656 have been adjusted for the weighted average of: unallocated shares under the ESOP of 153,053 and 180,329 at June 30, 1997 and 1996, respectively, the reduction of outstanding shares purchased for the stock compensation plan of 71,556 and 22,030 at June 30, 1997 and 1996, respectively, the acquisition of treasury stock of 199,412 and 6,207 at June 30, 1997 and 1996, respectively, and the common stock equivalent shares of stock options of 31,619 at June 30, 1997.

Earnings per share are not presented for the year ended June 30, 1995 (period prior to conversion to stock form), as the Association was a mutual savings and loan association and no stock was outstanding.

Reclassifications - Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with classifications in 1997.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
-------------------------------------------------------------------------------


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

Quantitative measures that have been established by regulation to ensure capital adequacy require the Association to maintain minimum capital amounts and ratios (set forth in the following table). The Association's primary regulatory agency, the Office of Thrift Supervision (OTS), requires that the Association maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 3%, and total risk-based capital (as defined) of 8%. The Association is also subject to prompt corrective action capital requirement regulations set forth by the Federal Deposit Insurance Corporation
(FDIC). The FDIC requires the Association to maintain minimum of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1997, that the Association meets all capital adequacy requirements to which it is subject.

As of June 30, 1997 and June 30, 1996, the most recent notification from the OTS categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association's category.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
-------------------------------------------------------------------------------


The Association's actual capital amounts and ratios are also presented in the table.

                                                                            TO BE WELL
                                                                         CAPITALIZED UNDER
                                                       FOR CAPITAL       PROMPT CORRECTIVE
                                        ACTUAL     ADEQUACY PURPOSES     ACTION PROVISIONS
                                    -----------   -------------------   -------------------
                                    AMOUNT   RATIO    AMOUNT   RATIO    AMOUNT   RATIO
                                                  (DOLLARS IN THOUSANDS)
AS OF JUNE 30, 1997:
  Total Capital
    (to Risk Weighted Assets)       $26,963  14.43%   $14,949   8.00%   $18,686  10.00%
  Core Capital
   (to Adjusted Tangible Assets)    $25,800   6.34%   $12,205   3.00%   $20,342   5.00%
  Tangible Capital
    (to Tangible Assets)            $25,800   6.34%   $ 6,103   1.50%    N/A
  Tier I Capital
    (to Risk Weighted Assets)       $25,800  13.81%    N/A              $11,211   6.00%



AS OF JUNE 30, 1996:
  Total Capital
    (to Risk Weighted Assets)       $26,438  16.51%   $12,810   8.00%   $16,013  10.00%
  Core Capital
   (to Adjusted Tangible Assets)    $25,380   7.63%   $ 9,984   3.00%   $16,640   5.00%
  Tangible Capital
    (to Tangible Assets)            $25,380   7.63%   $ 4,992   1.50%    N/A
  Tier I Capital
    (to Risk Weighted Assets)       $25,380  15.85%    N/A              $ 9,608   6.00%

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

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
-------------------------------------------------------------------------------


the Association, such as changing interest rates or a further downturn in the economy in areas where the Association has most of its loans, could adversely affect future earnings and, consequently, the ability of the Association to meet its future minimum capital requirements.

At periodic intervals, both the OTS and the FDIC routinely examine the Association's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on these examinations, the regulators can direct that the Association's financial statements be adjusted in accordance with their findings.

The OTS concluded an examination of the Association in July 1997. Examination results have been reflected in the consolidated financial statements presented herein. Future examinations by the OTS or FDIC could include a review of certain transactions or other amounts reported in the Association's 1997 financial statements. Adjustments, if any, cannot presently be determined.

On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the Funds Act), which, among other things, imposes a special one-time assessment on Savings Association Insurance Fund (SAIF) member institutions, including the Association, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF-assessable deposits held as of March 31, 1995, payable November 27, 1996. The special assessment was recognized as an expense in the quarter ended September 30, 1996 and is tax deductible. The Association took a pre-tax charge of $1,332,000 as a result of the SAIF special assessment.

The Funds Act also spreads the obligations for payment of the Financing Corporation (FICO) bonds across all SAIF and Bank Insurance Fund (BIF) members. Beginning on January 1, 1997, BIF deposits are assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.4 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time.

As a result of the Funds Act, the FDIC lowered SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an ongoing basis, whether the savings association will be eliminated or whether the BIF and SAIF will eventually be merged.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
-------------------------------------------------------------------------------


 3.  INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

A summary of investment securities and mortgage-backed securities available for sale at June 30 follows:

                                                          1997
                                    ----------------------------------------------
                                                   GROSS       GROSS     ESTIMATED
                                      AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                        COST       GAINS       LOSSES      VALUE
                                                     (IN THOUSANDS)
Money market funds and adjustable
  interest rate mutual funds            $ 3,000   $   -      $   6       $ 2,994
U.S. Government and federal
  agency obligations                      9,500       4         31         9,473
                                        -------     ---       ----       -------
  Total investment securities            12,500       4         37        12,467
                                        -------     ---       ----       -------

FHLMC mortgage-backed securities         21,987      32        111        21,908
FNMA mortgage-backed securities          13,464      60         79        13,445
Other mortgage-backed securities          1,872       -         61         1,811
                                        -------     ---       ----       -------
  Total mortgage-backed securities       37,323      92        251        37,164
                                        -------     ---       ----       -------

    Total                               $49,823     $96       $288       $49,631
                                        =======     ===       ====       =======

                                                       1996
                                    ----------------------------------------------
                                                   GROSS       GROSS     ESTIMATED
                                      AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                        COST       GAINS       LOSSES      VALUE
                                                     (IN THOUSANDS)
Money market funds and adjustable
  interest rate mutual funds            $ 9,000   $   -      $ 24        $ 8,976
U.S. Government and federal
  agency obligations                      6,000       4        76          5,928
                                        -------     ---      ----        -------
  Total investment securities            15,000       4       100         14,904
                                        -------     ---      ----        -------

FHLMC mortgage-backed securities          3,987       8        72          3,923
FNMA mortgage-backed securities          10,746       -       154         10,592
Other mortgage-backed securities          2,130       -        31          2,099
                                        -------     ---      ----        -------
  Total mortgage-backed securities       16,863       8       257         16,614
                                        -------     ---      ----        -------

    Total                               $31,863     $12      $357        $31,518
                                        =======     ===      ====        =======

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
-------------------------------------------------------------------------------


During the year ended June 30, 1997, the Company sold $9.7 million in mortgage-backed securities which resulted in gains totaling $161,000. Also, the Company sold $1.5 million in investment securities resulting in losses totaling $13,000 and had $2.0 million in investment securities called during the year at par.

There were no sales of investment securities and mortgage-backed securities available for sale during the year ended June 30, 1996. Proceeds from the redemption of the adjustable interest rate mutual fund during the year ended June 30, 1996 were $2,000,000. A loss of $12,000 was realized on the redemption.

During the year ended June 30, 1995, the Company redeemed the balance of its investment in the adjustable interest rate mutual fund and sold its investment in a U.S. Treasury note. The proceeds from these transactions were $4,895,000 and resulted in a total loss of $78,000. There were no sales of mortgage-backed securities available for sale during the year ended June 30, 1995.

The weighted average interest rates on investment securities available for sale were 6.69% and 6.61% at June 30, 1997 and 1996, respectively. The weighted average interest rates on mortgage-backed securities available for sale were 7.08% and 6.89% at June 30, 1997 and 1996, respectively.

At June 30, 1997, $6.2 million of mortgage-backed securities available for sale had adjustable interest rates, with the remaining $31.1 million having fixed interest rates. The weighted average remaining years to maturity of the mortgage-backed securities available for sale is 10.8 years at June 30, 1997.

At June 30, 1997, all investment securities available for sale (excluding money market funds and adjustable interest rate mutual funds) are scheduled to mature in one to five years.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
-------------------------------------------------------------------------------


4.   INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES HELD TO MATURITY

A summary of investment securities and mortgage-backed securities held to maturity at June 30 follows:

                                                             1997
                                      -------------------------------------------------
                                                     GROSS          GROSS     ESTIMATED
                                        AMORTIZED  UNREALIZED     UNREALIZED    FAIR
                                          COST       GAINS          LOSSES      VALUE
                                                        (IN THOUSANDS)
FHLMC mortgage-backed securities        $ 7,745       $11            $ 41     $ 7,715
FNMA mortgage-backed securities             208         3               -         211
GNMA mortgage-backed securities          29,842         -             267      29,575
Other mortgage-backed securities          1,277         5               -       1,282
                                        -------       ---            ----     -------

  Total mortgage-backed securities      $39,072       $19            $308     $38,783
                                        =======       ===            ====     =======

                                                              1996
                                      -------------------------------------------------
                                                     GROSS          GROSS     ESTIMATED
                                        AMORTIZED  UNREALIZED     UNREALIZED    FAIR
                                          COST       GAINS          LOSSES      VALUE
                                                        (IN THOUSANDS)
FHLMC mortgage-backed securities        $10,426       $26            $ 91     $10,361
FNMA mortgage-backed securities             287         8               -         295
GNMA mortgage-backed securities          15,420         -             517      14,903
Other mortgage-backed securities          1,568         -               3       1,565
                                        -------       ---            ----     -------
    Total mortgage-backed securities    $27,701       $34            $611     $27,124
                                        =======       ===            ====     =======

Mortgage-backed securities totaling approximately $423,000 were pledged at June 30, 1997 for public funds on deposit. Also, mortgage-backed securities totaling approximately $19.7 million were pledged at June 30, 1997 as collateral for FHLB borrowings and $9.7 million of mortgage-backed securities were used as collateral for securities sold under repurchase agreements.

The Company did not sell any investment securities or mortgage-backed securities held to maturity during the years ended June 30, 1997, 1996, and 1995.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
-------------------------------------------------------------------------------


The weighted average interest rate on mortgage-backed securities held to maturity was 7.85% and 7.75% at June 30, 1997 and 1996, respectively. At June 30, 1997, $3.0 million of the Company's mortgage-backed securities held to maturity had adjustable interest rates with the remaining $36.1 million having fixed interest rates. At June 30, 1996, $4.2 million of the Company's mortgage-backed securities held to maturity had adjustable interest rates with the remaining $23.5 million having fixed interest rates. The weighted average remaining years to maturity of the mortgage-backed securities held to maturity is 25.3 years at June 30, 1997.

5.   LOANS RECEIVABLE

A summary of loans receivable at June 30 follows:

                                                      1997        1996
                                                   (DOLLARS IN THOUSANDS)
Conventional trust deed loans on real estate:
Single family 1-4 units                             $250,303    $226,660
Multifamily                                           27,241      21,690
Commercial loans secured by trust deeds                8,660       9,331
Consumer                                                 533         440
                                                    --------    --------

  Total                                              286,737     258,121

Less (plus):
Unamortized yield adjustments                            121         (64)
Deferred loan fees                                       515         451
Allowance for estimated loan losses                    1,263       1,058
                                                    --------    --------
  Total                                              284,838     256,676

Less - Loans held for sale                               230         723
                                                    --------    --------

Loans receivable held for investment, net           $284,608    $255,953
                                                    ========    ========

Weighted average interest rate at end of period         7.69%       7.77%
                                                    ========    ========

SGV BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------

At June 30, 1997, adjustable rate loans approximated $222.9 million. The adjustable rate loans have interest rate adjustment limitations and are generally indexed to the Eleventh District Cost of Funds and the weekly one-year Treasury constant maturity index. Future market factors may affect the correlation of the interest rate adjustment with the rates the Company pays on short-term deposits that have been utilized primarily to fund these loans.

Activity in the allowance for estimated loan losses is summarized as follows for the year ended June 30:

                                               1997      1996     1995
                                                   (IN THOUSANDS)
Balance, beginning of year                   $ 1,058   $   792   $ 562
Provision for estimated loan losses              557       575     483
Charge-offs                                     (352)     (310)   (258)
Recoveries                                         -         1       5
                                             -------   -------   -----

Balance, end of year                         $ 1,263   $ 1,058   $ 792
                                             =======   =======   =====

At June 30, 1997, the Company had classified $530,000 of its loans as impaired with $100,000 in specific reserves as determined in accordance with SFAS No. 114, as amended by SFAS No. 118. At June 30, 1996, the Company had classified $1.1 million of its loans as impaired with $91,000 in specific reserves. In addition, the Company has $1.7 million and $821,000 at June 30, 1997 and 1996, respectively, in impaired loans which were collectively evaluated for impairment with no specific reserves set aside. The average recorded investment in impaired loans, inclusive of those evaluated collectively, during the year ended June 30, 1997 and 1996, was approximately $1.6 million and $2.4 million, respectively. Interest income on impaired loans of $28,000 and $31,000 was recognized for cash payments received in the year ended June 30, 1997 and 1996.

Generally, loans delinquent three payments or more are placed on nonaccrual status, meaning that the Company stops accruing interest on such loans and reverses any interest previously accrued but not collected. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. For the years ended June 30, 1997, 1996 and 1995, contractually due interest of approximately $77,000, $118,000 and $126,000, respectively, was not recognized in income. At June 30, 1997, 1996 and 1995, nonaccrual loans approximated $1,699,000, $1,962,000 and $1,922,000, respectively. At June 30, 1997, the Company had three troubled-debt restructured loans totaling approximately $771,000.

SGV BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------

The Company is engaged in attracting deposits from the general public and using those deposits together with borrowings and other funds primarily to originate permanent residential mortgage loans in its normal lending areas in Los Angeles, San Bernardino, Riverside and Orange Counties.

At June 30, 1997, 1996 and 1995, the Company was servicing loans for others amounting to approximately $94,000,000, $98,000,000 and $96,000,000, respectively.

Under FIRREA, a federally chartered savings and loan association's aggregate commercial real estate loans may not exceed 400% of its capital as determined under the capital standards provisions of FIRREA. FIRREA does not require divestiture of any loan that was lawful when it was originated. At June 30, 1997, the Association estimates that, while complying with this limitation, it may originate an additional $95,906,000 of commercial real estate loans.

The Association is subject to numerous lending-related regulations. Under FIRREA, the Association may not make real estate loans to one borrower in excess of 15% of its unimpaired capital and surplus, plus an additional 10% for loans secured by readily marketable collateral. This 15% limitation results in a dollar limitation of approximately $3,928,000 at June 30, 1997.

Transactions in loans to officers, directors and employees are as follows for the years ended
June 30:

                                            1997      1996      1995
                                                 (IN THOUSANDS)
Balance, beginning of year                $ 1,010   $ 1,192   $ 1,645
  New loans to employees                       92         -         -
  Principal paydowns and payoffs             (314)     (182)     (453)
                                          -------   -------   -------
Balance, end of year                      $   788   $ 1,010   $ 1,192
                                          =======   =======   =======

SGV BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------

6.  ACCRUED INTEREST RECEIVABLE

A summary of accrued interest receivable at June 30 follows:

                                              1997           1996
                                             (IN THOUSANDS)
Loans receivable                            $ 2,238       $ 2,148
Mortgage-backed securities                      512           333
Investment securities and other                 161           107
                                            -------       -------
  Total                                     $ 2,911       $ 2,588
                                            =======       =======


7.  REAL ESTATE ACQUIRED THROUGH FORECLOSURE

A summary of real estate acquired through foreclosure at June 30 follows:

                                                 1997            1996
                                                (IN THOUSANDS)
One- to four-unit properties                  $ 1,210         $ 1,185
Land                                                -             861
Allowance for estimated real estate losses        (60)           (557)
                                              -------         -------

  Total                                       $ 1,150         $ 1,489
                                              =======         =======

Activity in the allowance for estimated real estate losses is as follows for the years ended
June 30:

                                                     1997        1996      1995
                                                            (IN THOUSANDS)
Balance, beginning of year                          $ 557       $ 569      $ 838
Provision for estimated real estate losses             95         204         10
Charge-offs                                          (592)       (216)      (279)
                                                    -----       -----      -----

Balance, end of year                                $  60       $ 557      $ 569
                                                    =====       =====      =====

SGV BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------

Net loss on real estate acquired through foreclosure is summarized as follows for the years ended June 30:

                                                    1997    1996     1995
                                                        (IN THOUSANDS)
Net gain (loss) on sales of real estate            $  49   $   95   $  (81)
Other income (expenses), net                         203     (162)    (126)
Provision for estimated real estate losses           (95)    (204)     (10)
                                                   -----   ------   ------

Net gain (loss) on real estate acquired through
 foreclosure                                       $ 157   $ (271)  $ (217)
                                                   =====   ======   ======

8.   PREMISES AND EQUIPMENT

A summary of premises and equipment at June 30 follows:

                                                         1997               1996
                                                           (IN THOUSANDS)
Land                                                   $   523            $   523
Office buildings                                         5,052              4,868
Furniture, fixtures and equipment                        3,279              2,839
                                                       -------            -------

  Total                                                  8,854              8,230
Less accumulated depreciation and amortization          (4,988)            (5,215)
                                                       -------            -------

  Total                                                $ 3,866            $ 3,015
                                                       =======            =======

SGV BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------

9.   DEPOSIT ACCOUNTS

Deposit accounts are summarized as follows at June 30:

                                             1997                             1996
                                  ----------------------------     ---------------------------
                                                    INTEREST                         INTEREST
                                       BALANCE        RATE*            BALANCE         RATE*

                                                    (DOLLARS IN THOUSANDS)
Passbook accounts                     $   19,161       2.00%        $  17,638          2.00%
Money market savings accounts             19,620       4.01%            7,409          2.51%
NOW accounts                              21,292       1.34%           20,270          1.47%
Noninterest-bearing accounts               5,870          -             2,681             -
                                      ----------                    ---------
    Total                                 65,943       2.21%           47,998          1.74%

Certificates of deposit:**
  Less than three months                   4,105       4.15%            4,508          4.41%
  Three to six months                      7,625       4.42%           10,437          4.49%
  Six to twelve months                    52,577       5.36%           61,021          5.26%
  Twelve months and greater              158,089       5.68%          110,075          5.53%
                                      ----------                    ---------
    Total                                222,396       5.53%          186,041          5.36%
                                      ----------                    ---------
      Total                           $  288,339       4.76%        $ 234,039          4.62%
                                      ==========                    =========

*   Based on weighted average stated interest rates.
** At June 30, 1997, included in certificate accounts are 440 accounts totaling $52,800,000, with balances of $100,000 or more.


Certificate accounts are scheduled to mature as follows at June 30, 1997:

                                                   (IN THOUSANDS)
Within one year                                       $  188,105
One to two years                                          21,416
Two to three years                                         5,689
Three to four years                                        2,895
Four to five years                                         4,291
                                                      ----------
  Total                                               $  222,396
                                                      ==========

SGV BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------

Interest expense on deposit accounts is summarized as follows for the year ended June 30:

                                      1997          1996      1995
                                               (IN THOUSANDS)
Passbook accounts                $    348        $   370     $   436
NOW accounts                          280            341         303
Money market savings accounts         493            166         232
Certificate accounts               11,074          9,194       7,208
                                 --------       --------     -------
  Total                          $ 12,195       $ 10,071     $ 8,179
                                 ========       ========     =======

10.  OTHER BORROWED FUNDS

Advances from the Federal Home Loan Bank (FHLB) are scheduled to mature as follows at June 30, 1997:

                                                        (IN THOUSANDS)
Year ending June 30:
  1998                                                     $   12,000
  1999                                                         31,400
  2000                                                         21,900
  2001                                                          9,000
  Thereafter through 2004                                       3,607
                                                           ----------
    Total                                                  $   77,907
                                                           ==========

At June 30, 1997 and 1996, the weighted average interest rate on FHLB advances was 6.27% and 6.23%, respectively. At June 30, 1997, the advances, all of which are fixed rate, were collateralized by certain real estate loans with aggregate unpaid principal balances of approximately $101,289,000 and by certain mortgage-backed securities with an aggregate remaining principal balance of approximately $19,705,000 and the Company's investment in the capital stock of the FHLB of San Francisco.

SGV BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------

The following summarizes activities in advances from the FHLB for the year ended June 30:

                                                      1997           1996          1995
                                                           (DOLLARS IN THOUSANDS)
Average amount outstanding during the period        $ 73,513       $ 49,419      $ 39,329
                                                    ========       ========      ========

Maximum amount outstanding at any month-end
  during the period                                 $ 78,172       $ 74,115      $ 42,642
                                                    ========       ========      ========

Weighted average interest rate during the period        6.25%          6.50%         6.79%
                                                        ====           ====          ====


The following summarizes activities in securities sold under agreements to repurchase as of June 30:

                                                      1997          1996           1995
                                                            (DOLLARS IN THOUSANDS)
Average amount outstanding during the period         $ 8,729        N/A            N/A
                                                     =======        ===            ===

Maximum amount outstanding at any month-end
  during the period                                  $ 9,600        N/A            N/A
                                                     =======        ===            ===

Weighted average interest rate during the period        5.93%       N/A            N/A
                                                        ====        ===            ===

At June 30, 1997, $6 million and $3.4 million of the securities sold under agreements to repurchase mature on October 30, 1998 and August 21, 1997, respectively. The market value of the mortgage-backed securities underlying the agreements was $9.8 million as of June 30, 1997. The Company enters into these agreements only with primary government securities dealers. The lender maintains possession of the collateral securities for these agreements.

SGV BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------

11.  INCOME TAXES

Income taxes are summarized as follows for the year ended June 30:

                                                     1997   1996   1995
                                                         (IN THOUSANDS)
Current:
  Federal                                           $ 225  $ 354   $(200)
  State                                                43     80     (34)
                                                    -----  -----   -----

    Total current                                     268    434    (234)

Deferred:
  Federal                                             173    (22)    289
  State                                                93     20      73
                                                    -----  -----   -----

    Total deferred                                    266     (2)    362
                                                    -----  -----   -----

      Total                                         $ 534  $ 432   $ 128
                                                    =====  =====   =====

A reconciliation from the statutory federal income tax rate to the consolidated effective income tax rate follows for the year ended June 30:

                                                  1997     1996     1995
Federal income tax rate                           35.0%    35.0%    35.0%
State taxes, net of federal benefit                7.1      8.0      8.0
Other, net                                         0.1     (0.9)    (1.0)
                                                  ----     ----     ----

  Total                                           42.2%    42.1%    42.0%
                                                  ====     ====     ====

SGV BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------

At June 30, 1997 and 1996, the deferred components of the Company's total income tax liabilities (assets), as included in the consolidated statements of financial condition, are summarized as follows:

                                                  1997           1996
                                                     (IN THOUSANDS)
Deferred tax liabilities:
  Federal Home Loan Bank stock dividends          $    792      $  695
  Depreciation                                         368         308
  Loan fees                                            830         793
  Prepaid expenses                                      79          67
  Other                                                  -           4
                                                  --------      ------

    Gross deferred tax liabilities                   2,069       1,867

Deferred tax assets:
  Bad debt reserve                                    (510)       (702)
  State taxes                                         (142)       (113)
  Deferred Compensation                               (189)          -
  Capital loss carryforward                            (20)        (40)
  Unrealized losses on securities                      (81)       (143)
  Amortization of deposit premium                      (10)
  Other                                                (23)        (87)
                                                  --------      ------

    Gross deferred tax assets                         (975)     (1,085)

Valuation allowance                                      -           -
                                                  --------      ------

Net deferred tax liability                        $  1,094      $  782
                                                  ========      ======


The Association's financial statement retained earnings includes tax bad debt deductions for which no provision for federal income taxes has been made. If distributions to shareholders are made in excess of current or accumulated earnings and profits or if stock of the Association is partially redeemed, this tax bad debt reserve, which approximates $2,700,000 at June 30, 1997, will be recaptured into income at the then prevailing federal income tax rate. The related unrecognized deferred tax liability is approximately $945,000. It is not contemplated that the Association will make any disqualifying distributions that would result in the recapture of these reserves.

SGV BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------

12.  COMMITMENTS AND CONTINGENT LIABILITIES

The Company conducts a portion of its operations from premises under operating leases. Rental expense, net of sublease payments, was $206,000, $143,000 and $136,000 for the years ended June 30, 1997, 1996 and 1995, respectively. Sublease payments were $121,000, $107,000 and $109,000 for the years ended June 30, 1997, 1996 and 1995, respectively. Minimum rental commitments for noncancelable leases follow at June 30, 1997:

                                                     (IN THOUSANDS)
First year                                                $   431
Second year                                                   398
Third year                                                    363
Fourth year                                                   168
Fifth year                                                    168
Thereafter                                                    552
                                                          -------

      Total                                               $ 2,080
                                                          =======

The Company becomes involved in claims and litigation arising from its normal business activities. After consultation with legal counsel, management is of the opinion that the ultimate liability, if any, resulting from the disposition of such claims and litigation would not be material to the consolidated financial statements of the Company.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The Company's exposure to credit loss in the event of nonperformance by other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Moreover, the total commitment amounts do not necessarily represent future cash requirements. Collateral generally includes residential or commercial real estate. For forward sales contracts, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its forward sales contracts through limits and monitoring procedures.

At June 30, 1997 and 1996, the Company had loan funding commitments of approximately $1.4 million and $1.1 million, respectively. At June 30, 1997 and 1996, the majority were fixed rate mortgage loans. Loan funding commitments are generally for a period of 15 to 45 days.

SGV BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------

The Company uses forward sales contracts to hedge interest rate exposure generally on secondary mortgage market operations. As of June 30, 1997 the Company had $250,000 in open forward sales contracts with no material unrecorded gains/losses. As of June 30, 1996, the Company had $500,000 in open forward sales contracts.

The Company provides a profit-sharing plan which is offered to officers and full-time employees meeting the eligibility requirements specified in the plan. The plan provides for optional annual contributions by the Company at the discretion of the Board of Directors. On September 1, 1993, the Company added a 401(k) plan option to the existing profit-sharing plan. The 401(k) plan is a defined contributory plan which allows employee contributions. Total profit-sharing and 401(k) plan expenses were $68,000, $39,000 and $142,000 for the years ended June 30, 1997, 1996 and 1995, respectively. The Company's maximum annual contribution is 15% of the amount of eligible compensation.

The Company previously maintained a separate defined benefit plan covering only outside Board of Director members. Such plan was terminated during the year ended June 30, 1995. Participants currently remaining in the plan will be paid out according to existing plan terms. No further contributions will be made by the Company. Pension expense was $15,000, $16,000 and $26,000 for the years ended June 30, 1997, 1996 and 1995, respectively. The accrued pension liability cost was approximately $177,000 at June 30, 1997.

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

The ESOP borrowed $1,528,000 from the Company in order to purchase the common stock. The loan will be repaid principally from the Association's contributions to the ESOP over a period of seven years, and the collateral for the loan will be the common stock purchased by the ESOP. The interest rate for the loan is 8%. At June 30, 1997 the outstanding balance of the loan was $1,200,000 and a total of 40,915 shares of common stock has been allocated to employee accounts.

Shares purchased by the ESOP are pledged as collateral for the loan and will be held in a suspense account until released for allocation among participants as the loan is repaid. The pledged shares will be released annually from the suspense account in an amount proportional to the repayment of the ESOP loan for each plan year. The released shares will be allocated among

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENEDED JUNE 30, 1997 (CONTINUED)
-------------------------------------------------------------------------------

the accounts of participants on the basis of the participant's compensation for the year of allocation. Participants generally become 100% vested in their ESOP account after six years of credited service or if their service was terminated due to death, early retirement, permanent disability or a change in control. Prior to the completion of two years of credited service, a participant who terminates employment for reasons other than death, retirement, disability, or change of control of the Association or Company will not receive any benefit. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Benefits may be payable upon death, retirement, disability or separation from service. The contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated.

The expense related to the ESOP for the year ended June 30, 1997 was approximately $303,000. At June 30, 1997, unearned compensation related to the ESOP approximated $1,109,000 and is shown as a reduction of stockholders' equity in the accompanying consolidated statements of financial condition.

The Association maintains a non-qualified Supplemental Executive Retirement Plan
(SERP) to provide certain officers and highly compensated employees with additional retirement benefits. The benefits provided under the SERP will make up the benefits lost to the SERP participants due to application of limitations on compensation and maximum benefits applicable to the Association's tax-qualified 401(k) plan and the ESOP. Benefits will be provided under the SERP at the same time and in the same form as the benefits will be provided under the 401(k) plan and the ESOP. Included in accrued expenses at June 30, 1997 are $20,000 of benefits related to the SERP.

The Association has implemented a Directors' Deferred Fee Stock Unit Plan (Deferred Fee Plan) for its directors. The Deferred Fee Plan permits directors to defer receipt of directors' fees paid by the Association until their service with the Board of Directors terminates. The Deferred Fee Plan also permits directors to defer receipt of the vested accrued benefit otherwise payable from the terminated Director's Retirement Plan into the director's account under the terms of the Deferred Fee Plan. The directors' deferred fees are credited to the account of participating directors under the terms of the Deferred Fee Plan and are credited with earnings based on several investment choices, including Company stock. If a participant chooses to have deferred fees credited to a stock unit account with the Deferred Fee Plan, the participant will receive a benefit based on the value and appreciation in the stock of the Company. Included in accrued expenses at June 30, 1997 are $158,000 of deferrals related to the Deferred Fee Plan.

At the Company's Annual Meeting of Stockholders on January 17, 1996, the stockholders approved the First Federal Savings and Loan Association of San Gabriel Valley 1995 Master Stock Compensation Plan (the Stock Compensation
Plan).  The Stock Compensation Plan, which

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENEDED JUNE 30, 1997 (CONTINUED)
-------------------------------------------------------------------------------

is a non-qualified plan, was authorized to acquire up to 81,829 shares of the Company common stock either directly for the Company or through purchases in the open market to be used for the granting of plan share grants and plan share allocations. The Association contributed funds to the Stock Compensation Plan to enable the Stock Compensation Plan trustees to acquire the necessary shares of the common stock. The 81,829 shares were acquired in several transactions at an average market price of $9.469 per share. These shares represent deferred compensation and have been accounted for as a reduction in stockholders' equity in the accompanying consolidated statement of financial condition. Such shares are held in trust.

The Stock Compensation Plan allocated 16,366 shares to current and future directors with the remaining shares allocated to employees. The shares allocated to directors are granted in equal installments over a five year period. The shares allocated to employees are granted over a five year period with a percentage considered as a base grant, and the remaining percentages granted if the Company achieves certain performance levels. The percentage are determined by the Company's compensation committee. The expense related to the Stock Compensation Plan for the year ended June 30, 1997 was approximately $169,000.

At the Company's Annual Meeting of Stockholders on January 17, 1996, the stockholders approved the SGV Bancorp, Inc. 1995 Master Stock Option Plan (the Stock Option Plan). The Stock Option Plan authorizes the granting of options equal to 272,765 shares of common stock. All officers and other employees of the Company and its affiliates, and directors who are not also serving as employees of the Company or any of its affiliates are eligible to receive awards under the Stock Option Plan.

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

The Company applies APB No. 25 and related interpretations in accounting for the Plan. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount the director or employee must pay to acquire the stock. Because the plan provides for the issuance of options at a price of no less than the fair market value at the date of grant, no compensation cost has been recognized for the stock option components of the Plan.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
-------------------------------------------------------------------------------

Had compensation costs for the stock option components of the Plan been determined based upon the fair value at the date of grant consistent with SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follow as of June 30 for the years indicated:

                                               1997              1996
                                                    (IN THOUSANDS,
                                               EXCEPT PER SHARE DATA)
Net income:
  As reported                                   $   731         $   594
  Pro forma                                         469             463

Primary earnings per common share:
  As reported                                   $  0.31         $  0.24
  Pro forma                                     $  0.20         $  0.18

Shares utilized in EPS calculations           2,319,723       2,519,090

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% for both years; risk-free interest rate of 6.50% for 1997 and 6.75% for 1996; expected life of 10 years for both years; and a volatility factor of 18.79% for both years.

Stock options granted, exercised or forfeited were as follows:

                                                                WEIGHTED AVERAGE
                                              WEIGHTED AVERAGE   FAIR VALUE OF
                                NUMBER OF      EXERCISE PRICE    OPTION SHARES
                              OPTION SHARES   OF OPTION SHARES      GRANTED
Outstanding July 1, 1995:                 -
  Granted during year               261,851        $ 9.63           $ 9.63
                                    -------        ------
Outstanding June 30, 1996           261,851          9.63
  Granted during year                 8,183         12.88            12.88
  Forfeited during year              (2,182)         9.63
                                    -------        ------
Outstanding June 30, 1997           267,852        $ 9.73
                                    =======        ======

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
-------------------------------------------------------------------------------

Financial data pertaining to outstanding stock options as of June 30, 1997 were as follows:

                                                                                            WEIGHTED
                                   WEIGHTED            WEIGHTED                             AVERAGE
                                   AVERAGE             AVERAGE             NUMBER OF      EXERCISE PRICE
                    NUMBER OF     REMAINING          EXERCISE PRICE       EXERCISABLE     OF EXERCISABLE
EXERCISE PRICE       OPTION      CONTRACUAL LIFE    OF OPTION SHARES     OPTION SHARES    OPTION SHARES
--------------       ------      ---------------    ----------------     -------------    -------------
                     SHARES
                     ------
 $    9.63          259,669         8.5 years          $   9.63             51,934          $   9.63
     12.88            8,183         9.6 years             12.88                  -                 -
                    -------         ---------          --------             ------          --------
                    267,852         8.5 years          $   9.73             51,934          $   9.63
                    =======         =========          ========             ======          ========

During the year ended June 30, 1995, the Company entered into employment agreements (Agreements) with its president/chief executive officer and its executive vice president/chief financial officer. The Agreements provide for three-year terms for both individuals commencing on June 28, 1995. The employment agreements provide that, commencing on the first anniversary date and continuing each anniversary date thereafter, the Board of Directors may extend the agreement for an additional year so that the remaining term shall be three years. The employment agreements provide for the payment of severance benefits upon termination.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
-------------------------------------------------------------------------------

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at June 30, 1997 and 1996:

                                                                                     1997
                                                                          ----------------------------
                                                                            CARRYING       ESTIMATED
                                                                             AMOUNT        FAIR VALUE
                                                                                 (IN THOUSANDS)
Assets:
Cash, including short-term bank obligations                                 $ 22,664        $ 22,664
Investment securities available for sale                                      12,467          12,467
Mortgage-backed securities available for sale                                 37,164          37,164
Mortgage-backed securities held to maturity                                   39,072          38,783

Loans receivable:
  Fixed                                                                       63,756          64,499
  Variable                                                                   221,282         221,282

Federal Home Loan Bank stock                                                   3,987           3,987

Liabilities:
Term deposit accounts                                                        222,396         223,055
Other deposit accounts                                                        65,943          65,942
Borrowings                                                                    87,337          87,280

Off-balance sheet unrealized gains (losses) -
  Loan funding commitments                                                                         -

Forward sales contracts                                                                            1

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
-------------------------------------------------------------------------------

                                                              1996
                                                 ------------------------------
                                                   CARRYING          ESTIMATED
                                                    AMOUNT           FAIR VALUE
                                                        (IN THOUSANDS)
Assets:
Cash, including short-term bank obligations      $  8,884             $  8,884
Investment securities available for sale           14,904               14,904
Mortgage-backed securities available for sale      16,614               16,614
Mortgage-backed securities held to maturity        27,701               27,124

Loans receivable:
  Fixed                                            59,482               59,248
  Variable                                        196,677              196,677

Federal Home Loan Bank stock                        3,747                3,747

Liabilities:
Term deposit accounts                             186,041              186,382
Other deposit accounts                             47,998               47,998
Borrowings                                         67,509               67,267

Off-balance sheet unrealized gains (losses) -
  Loan funding commitments                                                   -

Forward sales contracts                                                     (4)

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

The fair value of nonperforming loans with a carrying value of approximately $1,699,000 and $1,962,000 at June 30, 1997 and 1996, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the market place for such loans. These nonperforming loans are primarily residential real estate loans.

The fair value of Federal Home Loan Bank stock is based on its redemption value.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENEDED JUNE 30, 1997 (CONTINUED)
-------------------------------------------------------------------------------

The fair value of term deposit accounts is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of other deposit accounts is the amount payable on demand at June 30, 1997 and 1996.

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of borrowings.

For fixed-rate loan funding commitments, the fair value is estimated based on the difference between current levels of interest rates and the committed rates.

The fair value of forward sales contracts is based on dealer quotes.

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
-------------------------------------------------------------------------------

15.  PARENT COMPANY FINANCIAL INFORMATION
The following presents the unconsolidated financial statements of the parent company only, SGV Bancorp, Inc. (Note 1).

  SGV BANCORP, INC. (PARENT COMPANY ONLY)

  STATEMENTS OF FINANCIAL CONDITION
  AS OF JUNE 30, 1997 AND 1996

                                                          1997                   1996
                                                      ------------------------------------
                                                                (IN THOUSANDS)
ASSETS:
Cash and cash equivalents                                $   204               $   828
Investment securities available for sale                   1,485                 2,943
Mortgage-backed securities available for sale              1,349                 1,707
Investment in subsidiary                                  25,526                24,450
Receivable from subsidiary                                 1,200                 1,418
Other assets                                                 139                   240
                                                         -------                ------

  Total assets                                           $29,903               $31,586
                                                         =======                ======

TOTAL STOCKHOLDERS' EQUITY:                              $29,903               $31,586
                                                         =======               =======

SGV BANCORP, INC. (PARENT COMPANY ONLY)

  STATEMENTS OF OPERATIONS
  FOR EACH OF THE THREE YEARS
  IN THE PERIOD ENDED JUNE 30, 1997

                                                           1997         1996        1995
                                                                   (IN THOUSANDS)
Interest income                                           $ 360        $ 420       $
Other expenses                                             (212)        (168)          -
Income taxes                                                (62)        (106)          -
                                                          -----        -----       -----
  Earnings before equity in net earnings of subsidiary       86          146           -
Equity in net earnings of subsidiary                        645          448         177
                                                          -----        -----       -----

Net earnings                                              $ 731        $ 594       $ 177
                                                          =====        =====       =====

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------

SGV BANCORP, INC. (PARENT COMPANY ONLY)

  SUMMARY STATEMENTS OF CASH FLOWS
  FOR EACH OF THE THREE YEARS
  IN THE PERIOD ENDED JUNE 30, 1997

                                                                              1997          1996           1995
                                                                                        (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                             $   731        $   594        $    177
  Adjustments to reconcile net earnings to cash
    used in operating activities -
  Loss on sale or redemption of investment securities
    available for sale                                                          13
  Equity in net earnings of subsidiary                                        (645)          (448)           (177)
  Premium amortization on securities                                            19             16               -
  Decrease (increase) in other assets                                           74           (206)              -
                                                                           -------        -------        --------
    Net cash provided by (used in) operating activities                        192            (44)              -

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital contribution to subsidiary                                                            -         (12,416)
  Loan to subsidiary                                                                            -          (1,528)
  Purchase of investment securities available for sale                                     (7,000)              -
  Proceeds from sale or redemption of investment
    securities available for sale                                            1,487          4,000               -
  Purchase of mortgage-backed securities available for
    sale                                                                                   (2,105)              -
  Principal repayments on mortgage-backed securities                           363            358               -
  Principal repayment on loan to subsidiary                                    218            110               -
                                                                           -------        -------        --------
    Net cash provided by (used in) investing activities                      2,068         (4,637)        (13,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                                    -          20,693
  Purchase of treasury stock                                                (2,884)        (1,240)              -
                                                                           -------        -------        --------
    Net cash (used in) provided by financing activities                     (2,884)        (1,240)         20,693

Net (decrease) increase in cash and cash equivalents                          (624)        (5,921)          6,749
Cash and cash equivalents, beginning of year                                   828          6,749               -
                                                                           -------        -------        --------
Cash and cash equivalents, end of year                                     $   204        $   828        $  6,749
                                                                           =======        =======        ========

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOE EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------

                                                                             1997           1996        1995
NONCASH INVESTING ACTIVITIES DURING
  THE YEAR:
Change in net unrealized gain/loss on securities
  available for sale, net of taxes                                           $ (39)         $  80       $  -

16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results for the years ended June 30:

                                                        FIRST         SECOND          THIRD         FOURTH
(IN THOUSANDS, EXCEPT PER SHARE DATA)                  QUARTER        QUARTER        QUARTER        QUARTER

1997
  Interest income                                       $6,108         $6,441         $6,865         $7,286
  Interest expense                                       3,863          4,120          4,431          4,724
  Provision for estimated loan losses                      188            105            194             70
  Net earnings (loss)                                     (464)           416            285            494
  Earnings per share (loss)                               (.20)           .18            .13            .21

1996
  Interest income                                        4,846          5,051          5,319          6,043
  Interest expense                                       3,022          3,149          3,324          3,809
  Provision for estimated loan losses                      111             64            144            256
  Net earnings                                             149            152              6            287
  Earnings per share                                       .06            .06            .01            .12

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

       None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

       Incorporated herein by this reference is the information set forth in the section entitled "Information with Respect to Nominees, Continuing Directors and Executive Officers" contained in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

       Incorporated herein by this reference is the information set forth in the section entitled "Executive Compensation" contained in the 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

       Incorporated herein by this reference is the information set forth in the sections entitled "Security Ownership of Certain Beneficial Owners" and "Information with Respect to Nominees, Continuing Directors and Executive Officers" contained in the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

       Incorporated herein by this reference is the information set forth in the section entitled "Transactions with Certain Related Persons" contained in the 1997 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)(1) Financial Statements
                                  Description
                                  -----------

       Independent Auditors' Report
       Consolidated Statements of Financial Condition as of June 30, 1997 and
       1996
       Consolidated Statements of Operations for Each of the Three Years in the Period Ended June 30, 1997
       Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended June 30, 1997
       Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended June 30, 1997
       Notes to Consolidated Financial Statements for Each of the Three Years in the Period Ended June 30, 1997

(a)(2) Financial Statement Schedules

       All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or the notes thereto.
(a)(3) Exhibits

       (a)  The following exhibits are filed as part of this report:

       3.1   Certificates of Incorporation of SGV Bancorp, Inc.*
       3.2   Bylaws of SGV Bancorp, Inc.*
       4.0   Stock Certificate of SGV Bancorp, Inc.*
      10.1 Form of Employment Agreement between First Federal Savings and Loan Association of San Gabriel Valley and certain executive officers*
      10.2 Form of Employment Agreement between SGV Bancorp, Inc. and certain executive officers*
      10.3   Form of Change of Control Agreement between First Federal Savings and Loan Association of San Gabriel Valley and certain executive officers*
      10.4   Form of Change of Control Agreement between SGV Bancorp, Inc. and certain executive officers*
      10.5   Form of Proposed First Federal Savings and Loan Association of San
                  Gabriel Valley Employee Severance Compensation Plan *
      10.6   First Federal Savings and Loan Association of San Gabriel Valley
                  Employees' Savings & Profit Sharing Plan and Trust*
      10.7   Form of First Federal Savings and Loan Association of San Gabriel
                  Valley 1995 Supplemental Executive Retirement Plan*
      10.8 First Federal Savings and Loan Association of San Gabriel Valley 1995 Directors Deferred Stock Unit Plan**
      10.9   First Federal Savings and Loan Association of San Gabriel Valley
                  1995 Master Stock Compensation Plan**
      10.10  SGV Bancorp, Inc. 1995 Master Stock Option Plan**
      (b)    Reports on Form 8-K
             None

__________________________
* Incorporated herein by reference from the S-1, as amended, filed on March 6, 1995, Exhibits to the Registration Statement on Form Registration
     No. 33-90018.

** Incorporated herein by reference from the 1995 Annual Meeting of Stockholders, filed on Definitive Proxy material for the Registrant's December 7, 1995.

CONFORMED                     SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SGV BANCORP, INC.


                              By: /s/ Barrett G. Andersen
                                  -----------------------
                              Barrett G. Andersen
DATED: September 26, 1997     President, Chief Executive Officer
                              and Director

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dated indicated.

          Name                               Title                                        Date
          ----                               -----                                        ----
/s/ Barrett G. Andersen       President, Chief Executive Officer                     September 26, 1997
-------------------------
Barrett G. Andersen           and Director
                              (principal executive officer)

/s/ Ronald A. Ott             Executive Vice President, Chief                        September 26, 1997
-------------------------
Ronald A. Ott                 Financial Officer and Treasurer
                              (principal accounting officer)

/s/ Benjamin S. Wong          Chairman of the Board                                  September 26, 1997
-------------------------
Benjamin S. Wong              of Directors


/s/ Royce A. Stutzman         Director                                               September 26, 1997
-------------------------
Royce A. Stutzman


/s/ Irven G. Reynolds         Director                                               September 26, 1997
-------------------------
Irven G. Reynolds


/s/ John D. Randall           Director                                               September 26, 1997
-------------------------
John D. Randall


/s/ Thomas A. Patronite       Director                                               September 26, 1997
-------------------------
Thomas A. Patronite

                             CORPORATE INFORMATION


      EXECUTIVE OFFICES                SPECIAL COUNSEL            TRANSFER AGENT AND REGISTRAR

      SGV Bancorp, Inc.          Muldoon, Murphy & Faucette               Chase Mellon
  225 North Barranca Street                                          400 South Hope Street
    West Covina, CA 91791                                                   4th Floor
                                                                     Los Angeles, CA 90071

                                CERTIFIED PUBLIC ACCOUNTANTS

                                   Deloitte & Touche, LLP


  FINANCIAL INFORMATION                                                      ANNUAL MEETING

For Information about SGV                                                 The Annual Meeting of
  Bancorp, Inc. and its                                            Stockholders will be held at 2:00 p.m. on
 subsidiaries, contact:              MARKET INFORMATION                November 20, 1997, at the South
     Ronald A. Ott                                                           Hill Country Club
 225 North Barranca Street              Symbol:  SGVB                      2655 S. Citrus Street
  West Covina, CA 91791               Quoted:  NASDAQ-NMS                  West Covina, CA 91791
      (626)859-4210


                                      BRANCH LOCATIONS

                                     Corporate Office
                                 225 North Barranca Street
                                  West Covina, CA  91791

        Covina                       Hacienda Heights                         La Verne
144 North Second Avenue         2233 South Hacienda Boulevard             2111 Bonita Avenue
   Covina, CA  91723             Hacienda Heights, CA  91745             La Verne, CA  91750

   City of Industry                        Arcadia                          North La Verne
220 North Hacienda Boulevard     One East Foothill Boulevard           1413 Foothill Boulevard
 City of Industry, CA  91744          Arcadia, CA  91006                 La Verne, CA  91750

                                           Duarte
                                 1475 East Huntington Drive
                                      Duarte, CA  91010

                               SGV BANCORP, INC.

                                      DIRECTORS

Benjamin S. Wong, Ph.D.            Barrett Andersen           Irven G. Reynolds
   General Manager                    President                     Owner
The Great Wall Restaurant      Chief Executive Officer    Reynolds Buick/GMC Trucks

Royce A. Stutzman, CPA          John D. Randall, Ed.D.       Thomas A. Patronite
    Managing Partner            Educational Consultant            President
Vicente, Lloyd, & Stutzman                                 Azusa Engineering, Inc.
        CPAs

                                       OFFICERS

Barrett Andersen                    Ronald A. Ott             Edie J. Beachboard
President                      Executive Vice President       Corporate Secretary
Chief Executive Officer        Chief Financial Officer          Vice President
                                                                Human Resources


                  FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION
                             OF SAN GABRIEL VALLEY

    Barrett Andersen              Ronald A. Ott             Jeanne R. Thompson
       President              Executive Vice President     Senior Vice President
Chief Executive Officer       Chief Financial Officer          Retail Banking

    Michael A. Quigley             Dale J. Schiering         Edie J. Beachboard
  Senior Vice President          Senior Vice President       Corporate Secretary
Retail Banking, Marketing        Chief Lending Officer          Vice President
 Administrative Services                                        Human Resources

   Douglas E. Nigbor              Raymond A. Spirko           Jeffrey E. Foreman
    Vice President                  Vice President              Vice President
Marketing and Corporate       Asset/Liability Management   Director of Internal Audit
    Communications                Information Systems