Form 10-Q
period 1997-09-30
SGV BANCORP INC
filed 1997-11-13
CIK 940511

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE   SECURITIES
     EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE   SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from               to
                                ------------    -------------

                        Commission File Number 0-25664

                               SGV BANCORP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                   95-4524789
---------------------------------                 -------------------
(State or other jurisdiction                      (I. R. S. Employer
of incorporation or organization)                 Identification No.)


225 NORTH BARRANCA STREET, WEST COVINA, CALIFORNIA      91791
--------------------------------------------------      -----
(Address of principal executive offices)

                                (626) 859-4200
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports require to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    [X] Yes    [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,342,612 shares of common stock, par value $0.01 per share, were outstanding as of November 6, 1997.

                               SGV BANCORP, INC.
                                   FORM 10-Q
                                     INDEX

PART I                        FINANCIAL INFORMATION                       PAGE

Item 1        Consolidated Statements of Financial Condition:
              September 30, 1997 (unaudited) and June 30, 1997.........     1

              Consolidated Statements of Operations (unaudited):
              For the Three Months Ended September 30, 1997 and 1996...     2

              Consolidated Statements of Cash Flows(unaudited):
              For the Three Months Ended September 30, 1997 and 1996...     3

              Notes to Consolidated Financial Statements...............     5

Item 2        Management's Discussion and Analysis of
              Results of Operations and Financial Condition............     7

PART II       OTHER INFORMATION

Item 1        Legal Proceedings........................................    17

Item 2        Changes in Securities....................................    17

Item 3        Defaults Upon Senior Securities..........................    17

Item 4        Submission of Matters to a Vote of Security Holders......    17

Item 5        Other Information........................................    17

Item 6        Exhibits and Reports on Form 8-K.........................    17

SIGNATURES.............................................................    18

SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                          September 30,                June 30,
                                                              1997                       1997
                                                         --------------             --------------
                                                           (Unaudited)
ASSETS:
Cash and cash equivalents, including short-term
 bank obligations of $11,370 at September 30, 1997
 and $18,600 at June 30, 1997                               $ 15,396                   $ 22,664
Investment securities available for sale,
 amortized cost of $12,500 at September 30, 1997
 and $12,500 at June 30, 1997                                 12,499                     12,467
Mortgage-backed securities available for sale,
 amortized cost of $20,978 at September 30, 1997
 and $37,323 at June 30, 1997                                 20,970                     37,164
Mortgage-backed securities held to maturity,
 estimated fair value of $37,765 at September 30,
 1997 and $38,783 at June 30, 1997                            37,698                     39,072
Loans receivable held for sale                                   348                        230
Loans receivable held for investment, net of
 allowance for estimated loan losses of $1,264 at
 September 30, 1997 and $1,263 at June 30, 1997              309,191                    284,608
Accrued interest receivable                                    2,840                      2,911
Stock of Federal Home Loan Bank of San Francisco,
 at cost                                                       4,047                      3,987
Real estate acquired through foreclosure, net                    977                      1,150
Premises and equipment, net                                    3,811                      3,866
Prepaid expenses and other assets, net                         1,198                      1,221
                                                         -----------               ------------
     Total assets                                           $408,975                   $409,340
                                                         ===========               ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposit accounts                                            $292,956                   $288,339
Federal Home Loan Bank advances                               75,813                     77,907
Securities sold under agreements to repurchase                 6,000                      9,430
Accrued expenses and other liabilities                         3,795                      3,761
                                                         -----------               ------------
     Total liabilities                                       378,564                    379,437

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000
 shares authorized; none issued
Common stock, $.01 par value; 10,000,000 shares
 authorized; 2,727,656 issued; 2,342,176 shares
 outstanding                                                      27                         27
Additional paid-in capital                                    20,841                     20,789
Retained earnings, substantially restricted                   15,532                     15,201
Net unrealized loss on investment securities and
 mortgage-backed securities available for sale,
 net of taxes                                                     (5)                      (110)
Deferred stock compensation                                   (1,860)                    (1,880)
Treasury stock, 385,480 shares                                (4,124)                    (4,124)
                                                         -----------                -----------
     Total stockholders' equity                               30,411                     29,903
                                                         -----------                -----------
     Total liabilities and stockholders' equity             $408,975                   $409,340
                                                         ===========                ===========

SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                FOR THE THREE MONTHS
                                                                                ENDED SEPTEMBER 30,
                                                                                  1997      1996
                                                                             ------------------------
INTEREST INCOME:
  Interest on loans                                                          $5,478         $4,910
  Interest on investment securities                                             313            312
  Interest on mortgage-backed securities                                      1,268            740
  Other                                                                         265            146
                                                                             ------         ------
      Total interest income                                                   7,324          6,108
                                                                             ------         ------
INTEREST EXPENSE:
  Interest on deposit accounts                                                3,475          2,796
  Interest on borrowings                                                      1,342          1,067
                                                                             ------         ------
      Total interest expense                                                  4,817          3,863
                                                                             ------         ------

Net interest income before provision
  for estimated loan losses                                                   2,507          2,245
PROVISION FOR ESTIMATED LOAN LOSSES                                              75            188
                                                                             ------         ------
Net interest income after provision for
  estimated loan losses                                                       2,432          2,057

OTHER INCOME :
  Loan servicing and other fees                                                 126            109
  Secondary marketing activity, net                                              (5)           (11)
  Gain on sale of securities available
   for sale, net                                                                 37
  Other income                                                                  169            141
  Net gain (loss) on real estate
   acquired through foreclosure                                                  12            (56)
                                                                             ------         ------
      Total other income                                                        339            183
                                                                             ------         ------

GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation and other employee expenses                                    1,188            912
  Office occupancy                                                              269            188
  Equipment                                                                     254            183
  Advertising                                                                    52             30
  FDIC insurance premiums                                                        44            128
  FDIC special assessment                                                                    1,332
  Other operating expenses                                                      389            269
                                                                             ------         ------
      Total general and administrative expenses                               2,196          3,042
                                                                             ------         ------

EARNINGS (LOSS) BEFORE INCOME TAXES                                             575           (802)
INCOME TAXES (BENEFIT)                                                          244           (338)
                                                                             ------         ------
     NET EARNINGS (LOSS)                                                     $  331         $ (464)
                                                                             ======         ======
EARNINGS (LOSS) PER SHARE                                                    $ 0.15         $(0.20)
                                                                             ======         ======

Weighted Average Shares Outstanding (000's)                                  2,270          2,350
                                                                             ======         ======


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                            FOR THE THREE MONTHS
                                             ENDED SEPTEMBER 30,
                                               1997        1996
                                            ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                        $    331    $   (464)
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
   Depreciation and amortization                 162          85
   Loans originated for sale                  (3,099)     (2,632)
   Proceeds from sale of loans                 2,992       2,633
   Gain on sale of loans, net                    (10)         (1)
   Gain on sale of investments
    available for sale, net                       (6)
   Gain on sale of mortgage-backed
    securities available for sale, net           (31)
   Federal Home Loan Bank stock dividend         (61)        (56)
   Increase in prepaid expenses and
    other assets                                 (11)       (108)
   Amortization of deferred loan fees            (25)         (7)
   Deferred loan origination costs               (56)        (45)
   (Decrease) increase in accrued
    expenses and other liabilities              (227)      1,090
   Provision for estimated loan losses            75         188
   Provision for estimated real estate
    losses                                         9          30
   Premium amortization, net                      60          61
   Decrease (increase) in accrued
    interest receivable                           71        (108)
   Other, net                                    257        (298)
                                            --------    --------
    Net cash provided by operating
     activities                                  431         368

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment securities
  available for sale                         (11,500)    (10,001)
 Proceeds from sale and redemption of
  investment securities available for sale    11,506       8,000
 Purchase of mortgage-backed securities
  available for sale                                      (9,962)
 Proceeds from sale of mortgage-backed
  securities available for sale               14,480
 Principal repayments on
  mortgage-backed securities                   3,211       1,926
 Loans funded, net                            (5,277)     (4,296)
 Loans purchased, net                        (29,003)       (677)
 Principal repayments on loans                 9,323       5,822
 Proceeds from sale of real estate               511         935
 Purchase of premises and equipment              (81)        (20)
 Other, net                                      (32)
                                            --------    --------
    Net cash used in investing
     activities                               (6,862)     (8,273)


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)(CONTINUED)
--------------------------------------------------------------------------------

                                          FOR THE THREE MONTHS
                                           ENDED SEPTEMBER 30,
                                             1997       1996
                                          --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in certificate accounts       $   801   $  8,821
 Net increase (decrease) in passbook ,
  money market savings NOW and
  noninterest-bearing accounts                3,816       (597)
 Proceeds from Federal Home Loan Bank
  advances                                              10,000
 Repayment of Federal Home Loan Bank
  advances                                   (2,094)   (10,104)
 Repayment of securities sold under
  agreements to repurchase                   (3,430)
 Other, net                                      70
                                            -------   --------

    Net cash (used in) provided by
     financing activities                      (837)     8,120

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                            (7,268)       215

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                      22,664      8,884
                                            -------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD    $15,396   $  9,099
                                            =======   ========

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid during the period for:
Interest                                    $ 4,845   $  3,078
Income taxes, net                                60          0

NONCASH INVESTING ACTIVITIES DURING THE
 PERIOD:
Real estate acquired through foreclosure        304      1,381
Change in net unrealized loss on
 investment securities and
 mortgage-backed securities available
 for sale, net of taxes                         105         99


                       SGV BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

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

          The Association is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in mortgage loans secured by one-to-four family residences. To a lesser extent, the Association invests in multi-family residential mortgages, commercial real estate, land and other loans. The Association's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities and income from loan servicing. The Association's primary sources of funds are deposits, principal and interest payments on loans, advances from the Federal Home Loan Bank of San Francisco (the FHLB) and, to a lesser extent, proceeds from the sale of loans. As of September 30, 1997, the Association operated eight branch offices located in the San Gabriel Valley.

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

          The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring adjustments necessary for a fair presentation have been included. The results of operations for the three-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

          These consolidated financial statements and the information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" should be read in conjunction with the audited consolidated financial statements and notes thereto of SGV Bancorp, Inc. for the year ended June 30, 1997 included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

2.  Earnings Per Share
    ------------------

          Earnings per share for the three months ended September 30, 1997 and 1996 are based on the weighted average common shares outstanding of 2,342,176 and 2,591,276, respectively. The total issued shares of 2,727,656 have been adjusted for the weighted average of: unallocated shares under the ESOP of 129,565 and 159,872 at September 30, 1997 and 1996, respectively, the reduction of outstanding shares purchased for the stock compensation plan of 58,546 and 81,829 at September 30, 1997 and 1996, respectively, the acquisition of treasury stock of 385,480 and 136,380 at September 30, 1997 and 1996, respectively, and the common stock equivalent shares of stock options of 115,595 at September 30, 1997.

3.  Accounting Principles
    ---------------------

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

          In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements to a lesser extent, in interim financial reports issued to shareholders. SFAS No. 130 and 131 are effective for fiscal years beginning after December 15, 1997. As both SFAS No. 130 and 131 deal with financial statement disclosure, the Company does not anticipate that the adoption of these new standards will have a material impact on its financial statements.

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

5.        Approved Stock Compensation Plans
          ---------------------------------

          At the Company's Annual Meeting of Shareholders on January 17, 1996, the shareholders approved the SGV Bancorp, Inc. 1995 Master Stock Option Plan, the First Federal Savings and Loan Association of San Gabriel Valley 1995 Master Stock Compensation Plan and the First Federal Savings and Loan Association of San Gabriel Valley 1995 Directors' Deferred Fee Stock Unit Plan (the Plans).
The Master Stock Option Plan authorizes the granting of options to purchase 272,765 shares to the Company's outside directors, officers and employees. The Association contributed funds to the Master Stock Compensation Plan trust to purchase 81,829 shares of Common Stock through purchases in the open market.
The Master Stock Compensation Plan is reflected as deferred compensation representing a reduction in stockholders' equity in the consolidated statements of financial condition as of September 30, 1997. These Plans became effective as of January 17, 1996.


Item 2.   Management's Discussion and Analysis of Results of Operations and
          -----------------------------------------------------------------
          Financial Condition
          -------------------

          This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K, which focuses upon relevant matters occurring during the year ended June 30, 1997. Accordingly, the ensuing discussion focuses upon the material matters at and for the three months ended September 30, 1997.

GENERAL
-------

          The principal business of the Company is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Company engages in secondary marketing activities and invests in multi-family, commercial real estate, construction, land and consumer loans. Loan sales come from loans held in the Company's portfolio designated as being held for sale or originated during the period and being so designated. The Company retains virtually all the servicing rights of loans sold. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities and income from loan servicing. The Company's primary sources of funds are deposits, principal and interest payments on loans, advances from the FHLB, securities sold under agreements to repurchase and, to a lesser extent, proceeds from the sale of loans.

RESULTS OF OPERATIONS
---------------------

          The Company posted net earnings of $331,000 for the three months ended September 30, 1997 compared to a net loss of $464,000 for the three months ended September 30, 1996. The loss for the three months ended September 30, 1996 was due to the accrual for the one-time special assessment to recapitalize the SAIF insurance fund. This one-time special assessment (of approximately $1.3 million on a pre-tax basis) represents 65.7 basis points of the deposits held by the
Association as of March 31, 1995.   Excluding the accrual for the special
assessment, the net earnings for the three months ended September 30, 1996 would
have been approximately $302,000.   For the three months ended September 30,
1997, the net earnings were $0.15 per share compared to a net loss of $0.20 per share for the three months ended September 30, 1996. A discussion of the specific components of net earnings is set forth in the Notes to Consolidated Financial Statements.

Net Interest Income
-------------------

          Net interest income before the provision for estimated loan losses was $2.5 million for the three months ended September 30, 1997 compared to $2.2 million for the three months ended September 30, 1996.

Interest Income
---------------

          Total interest income for the three months ended September 30, 1997 was $7.3 million, an increase of $1.2 million from the comparable period a year ago. The increase in interest income was primarily due to the $64.9 million increase in the average balance of interest-earning assets to $395.4 million for the three months ended September 30, 1997 from $330.5 million for the three months ended September 30, 1996. The interest income on loans increased to $5.5 million for the three months ended September 30, 1997 from $4.9 million for the three months ended September 30, 1996. The increase in interest on loans was due to the increase in the average balance of loans receivable outstanding to $289.9 million for the three months ended September 30, 1997 from $255.6 million for the three months ended September 30, 1996. The interest income on mortgage-backed securities increased to $1.3 million for the three months ended September 30, 1997 from $740,000 from the three months ended September 30, 1996 as a result of the increase in average balances outstanding to $71.2 million for the three months ended September 30, 1997 from $45.8 million for the three months ended September 30, 1996. The increase in interest income on mortgage-backed securities was also due to the increase in the average yield to 7.13% for the three months ended September 30, 1997 compared to 6.46% for the three months ended September 30, 1996 primarily due to the purchase of higher yielding
securities during the past year.   The total yield on total interest-earning
assets increased slightly to 7.41% for the three months ended September 30, 1997 as compared to 7.39% for the three months ended September 30, 1996.

Interest Expense
----------------

          Total interest expense for the three months ended September 30, 1997 was $4.8 million, an increase of $0.9 million from $3.9 million for the three months ended September 30, 1996. The increase in interest expense was primarily due to the increase in the average balance of interest-bearing liabilities to $368.0 million for the three months ended September 30, 1997 from $303.1 million for the three months ended September 30, 1996. The increase in average interest-bearing liabilities was comprised of a $48.3 million increase in average interest-bearing savings accounts and a $16.6 million increase in average borrowings, both from the FHLB and from entering into securities sold under agreements to repurchase. The increase in interest-bearing liabilities was partially due to the purchase of a $20 million branch from another financial institution in February 1997 and the establishment of a de novo branch in March 1997 which has generated approximately $9.0 million in total deposits as of September 30, 1997. The average cost of funds increased to 5.24% for the three months ended September 30, 1997 from 5.10% for the three months ended September 30, 1996 due to the higher cost of funds paid on new and renewing certificates of deposit in the current period.

Analysis of Net Interest Income
-------------------------------

          The following table sets forth average interest rates on the Company's interest-earning assets and interest-bearing liabilities for the three month period ended September 30, 1997 and September 30, 1996 (dollars are in thousands and average balances are based on month-end amounts):

                                             Three Months Ended September 30
                                          --------------------------------------
                                                 1997                 1996
                                          --------------------------------------
                                          Average     Yield     Average     Yield
                                          Balance      Rate     Balance      Rate
                                          --------   -------    --------   -------
ASSETS:
 Interest-earning assets:
  Loans receivable                        $289,899     7.56%    $255,586      7.68%
  Mortgage-backed securities                71,168     7.13       45,796      6.46
  Investment securities and other           34,352     6.73       29,090      6.30
                                          --------              --------
   Total interest-earning assets           395,419     7.41%     330,472      7.39%
Non-interest earning assets                 13,199                10,518
                                          --------              --------
   Total assets                           $408,618              $340,990
                                          ========              ========

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
  Savings accounts                        $283,426     4.90%    $235,139      4.76%
  Borrowings                                84,571     6.34       67,935      6.28
                                          --------              --------
    Total interest-bearing liabilities     367,997     5.24%     303,074      5.10%
Non-interest-bearing liabilities            10,445                 6,322
Stockholders' equity                        30,176                31,594
                                          --------              --------
    Total liabilities and equity          $408,618              $340,990
                                          ========              ========

Net interest rate spread                               2.17%                  2.29%
Net interest margin                                    2.54%                  2.72%
Ratio of interest-earning assets
 to interest-bearing liabilities                     107.45%                109.99%


          The Company's average net interest spread decreased to 2.17% for the three months ended September 30, 1997 as compared 2.29% for the three months ended September 30, 1996. The decrease was due primarily to the increase in the cost of interest-bearing liabilities which increased to 5.24% for the three months ended September 30, 1997 from 5.10% for the three months ended September 30, 1996. The increase in the cost of interest-bearing liabilities was due to the increase in the rates offered on new and renewing certificates of deposit and on promotional rates offered to attract customers to money market accounts at the de novo branch.

          The average yield on loans receivable decreased to 7.56% for the three months ended September 30, 1997 from 7.68% for the three months ended September 30, 1996. The decrease in yield was due partially to the decrease in yields on new loans originated or purchased which have adjustable rate features, primarily indexed to the Eleventh District Cost of Funds (COFI) and partially to the increase in loans on non-accrual status for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. The average yield on mortgage-backed securities increased to 7.13% for the three months ended September 30, 1997 from 6.46% for the three months ended September 30, 1996. The increase was due to the Company's purchase of fixed rate mortgage-backed securities with higher yields during the past year.

          The majority of the Association's savings accounts are relatively short term (less than two years) and therefore the average cost of deposits adjusts relatively rapidly to market rates. The average cost of savings accounts increased by 14 basis points to 4.90% for the three months ended September 30, 1997 from 4.76% for the three months ended September 30, 1996. As stated earlier, the increase was due to the higher rates offered on new and renewing certificates of deposits and to promotional rate and account offerings related to the new branch. The average balance of savings accounts increased to $283.4 million for the three months ended September 30, 1997 from $235.1 million for the three months ended September 30, 1996 due partially to the purchase of a branch from another institution and the de novo branch. Also, the average balance of borrowings, principally from the FHLB, increased to $84.6 million for the three months ended September 30, 1997 from $67.9 million for the three months ended September 30, 1996. The increase in savings accounts and borrowings funded the growth of the interest-earning assets.

Provision for Estimated Loan Losses
-----------------------------------

          The provision for estimated loan losses for the three months ended September 30, 1997 was $75,000 compared with $188,000 for the three months ended September 30, 1996. The decrease in the provision for estimated loan losses was due primarily to a fair value writedown of approximately $100,000 related to a single multi-unit residential property occurring in the three months ended September 30, 1996 not recurring in the current period. See "Financial Condition."

Other Income
------------

          Other income increased to $339,000 for the three months ended September 30, 1997 from $183,000 for the three months ended September 30, 1996. The increase was partially due to the posting of $12,000 in net income on real estate owned activities in the three months ended September 30, 1997 compared to a $56,000 loss for the three months ended September 30, 1996 primarily due to gains on sales of real estate owned. The increase was also due to the $28,000 increase in other income for increases in fees assessed on deposit accounts related to the increase in deposit accounts and to the $37,000 for net gains on sales of securities available for sale. See "Financial Condition."

General and Administrative Expenses
-----------------------------------

          For the three months ended September 30, 1997, general and administrative expenses increased to $2.2 million from $1.7 million (excluding the $1.3 million pre-tax accrual for the one-time special assessment to recapitalize the insurance fund - SAIF) for the three months ended September 30, 1996. The increase was due partially to the $276,000 increase in compensation and benefits expense related to stock compensation programs (approximately $100,000) and increases in personnel due to the addition of two branches in the past year. Also contributing to the increased general and administrative expenses were the building, equipment and data processing costs associated with these two additional branches. Advertising expenses increased $22,000 due to additional promotions related to the Company's intent to increase its core deposits such as non-interest bearing checking accounts. Included in the expenses for the three months ended September 30, 1997 was $27,000 in amortization of the core deposit intangible related to the deposits purchased in February 1997.

Income Taxes
------------

          The Company recorded $244,000 in income taxes for the three months ended September 30, 1997 compared to a tax benefit of approximately $338,000 for the three months ended September 30, 1996 related to the loss for the period. The effective tax rates for the three months ended September 30, 1997 and September 30, 1996 were approximately 42.4% and (42.1)%, respectively.

FINANCIAL CONDITION
-------------------

          The Company's total assets were $409.0 million at September 30, 1997, a very slight decrease from the $409.3 million in total assets at June 30, 1997. The Company's loans receivable held for investment increased by $24.6 million to $309.2 million at September 30, 1997 compared to $284.6 million at June 30, 1997. The increase is due primarily to the purchase of $29.0 million in adjustable rate mortgage loans. The Company reduced its investment in overnight federal funds sold and sold approximately $14.5 million in mortgage-backed securities to fund this acquisition. The Company purchased the loans to increase interest income and to reduce its sensitivity to changes in interest rates.

          During the three months ended September 30, 1997, the Company originated and purchased for investment a total of $34.3 million in mortgage loans as compared to the $5.0 million purchased and originated in the three month period ended September 30, 1996. The loans purchased in the three months ended September 30, 1997 were adjustable rate and primarily indexed to COFI. The Company also originated and sold approximately $3.0 million in mortgage loans to the secondary market during the three months ended September 30, 1997 as compared to approximately $2.6 million for the same period a year ago.

          The Company's non-performing assets totaled $3.6 million at September 30, 1997 compared to $2.8 million at June 30, 1997. The increase in non-performing assets was due primarily to the increase in the amount of loans on non-accrual status to $2.6 million at September 30, 1997 compared to $1.7 million at June 30, 1997. The increase in non-accrual loans was due to the continuation of an uncertain real estate market. The increase in the amount of non-accrual loans was partially offset by a small decrease in real estate owned. The overall result was an increase in the Company's ratio of non-performing assets to total assets to 0.87% at September 30, 1997 from 0.70% at June 30, 1997.

The following table sets forth the non-performing assets at September 30, 1997 and June 30, 1997:

                                               September 30, 1997   June 30, 1997
                                               -------------------  --------------
                                                     (dollars in thousands)
Non-accrual loans                                          $2,573          $1,699
Real estate acquired through foreclosure                      977           1,150
                                                           ------          ------
  Non-performing assets                                    $3,550          $2,849
                                                           ======          ======

Non-performing assets as a percent of total
 assets                                                      0.87%           0.70%

Non-performing loans as a percent of gross
 loans receivable                                            0.83%           0.59%

          The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. The Company applies the measurement provisions of SFAS No. 114 to all loans in its portfolio with the exception of one- to four-family residential mortgage loans and consumer lines of credit which are evaluated on a collective basis for impairment. Also, loans which have delays in payments of less than four months are not necessarily considered impaired unless other factors apply to the loans. The accrual of interest income on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan. At September 30, 1997, the Company had classified one loan with a balance of $358,000 as impaired with no specific reserve set aside as of September 30, 1997 as determined in accordance with SFAS No. 114. In comparison, as of June 30, 1997, the Company had classified $530,000 of its loans as impaired with $100,000 in specific reserves. In addition, as of September 30, 1997, the Company had $2.2 million in loans which were collectively evaluated for impairment compared to $1.7 million at June 30, 1997. The average recorded investment in impaired loans, inclusive of those evaluated collectively, during the three months ended September 30, 1997, was $2.8 million, whereas, the average for the twelve months ended June 30, 1997 was $1.6 million.

          The Company, in consideration of the current economic environment and the condition of the loan portfolio, maintained the allowance for estimated loan losses at September 30, 1997 at $1.3 million. Although loans on non-accrual status have increased to $2.6 million at September 30, 1997 from $1.7 million at June 30, 1997, the allowance for estimated loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The Company's non-performing loans are primarily made up of one-to four-family residential mortgage loans. The following table sets forth the activity in the Company's allowance for estimated loan losses for the three months ended September 30, 1997:

                                                          Activity for the three months ended
                                                                  September 30, 1997
                                                          -----------------------------------
          Balance at June 30, 1997                                                 $1,263,000
          Add:
                   Provision for estimated loan losses                                 75,000
                   Recoveries of previous charge-offs                                       -
          Less:
                   Charge-offs                                                         74,000
                                                                                   ----------
          Balance at September 30, 1997                                            $1,264,000
                                                                                   ==========

          The Company's total liabilities decreased slightly to $378.9 million at September 30, 1997 from $379.4 million at June 30, 1997. Total deposit accounts increased $4.7 million to $293.0 million at September 30, 1997 from $288.3 million at June 30, 1997, primarily as a result of the increase in the de novo branch and due to interest credited to accounts. Of the total increase in deposits, approximately $4.0 million represented core deposits as the Company is continuing to focus on increasing customer relationships with checking and savings accounts. Core deposits increased to approximately $70 million at September 30, 1997 from approximately $66 million at June 30, 1997. The Company reduced its borrowings from the FHLB by $2.1 million and its securities sold under agreements to repurchase by $3.4 million during the three months ended September 30, 1997 from the increase in deposit accounts. The Company continues to utilize FHLB advances and securities sold under agreements to repurchase as part of its asset and liability management strategy.

          The Company's stockholders' equity increased to $30.4 million at September 30, 1997 from $29.9 million at June 30, 1997 primarily due to the net earnings from operations and the reduction of the net unrealized loss on securities available for sale.

MANAGEMENT OF INTEREST RATE RISK
--------------------------------

          The Company's profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. To manage its interest rate risk, the Company has utilized the following strategies :
(i) emphasizing the origination and/or purchase of adjustable-rate one- to four-family mortgage loans for portfolio; (ii) selling to the secondary market substantially all fixed-rate mortgage loans originated; (iii) holding primarily short-term mortgage-backed and investment securities; and (iv) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits, utilizing FHLB advances and securities sold under agreements to repurchase.

LIQUIDITY
---------

          The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, securities sold under agreements to repurchase, increases in deposits and, to a lesser extent, proceeds from the sale of loans and investments. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

          The Association, by regulation, must maintain its liquidity ratio at no less than 5.0% of deposits and short-term borrowings. Liquidity represents cash and certain investments which are not committed or pledged to specific liabilities. The Association's average liquidity ratio for September 30, 1997 and September 30, 1996 was 11.76% and 11.11%, respectively.


COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------

          At September 30, 1997, there were no material changes to the Company's commitments or contingent liabilities from the period ended June 30, 1997 as discussed in the Company's notes to the consolidated financial statements reflected in the audited consolidated financial statements of SGV Bancorp, Inc., for the year ended June 30, 1997 included in the Annual Report on Form 10-K for the year ended June 30, 1997. At September 30, 1997, the Company had outstanding commitments to originate or purchase mortgage loans of $2.0 million as compared to $1.4 million at June 30, 1997.


REGULATORY CAPITAL
------------------

          The Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio. The core capital requirement has been effectively increased to 4% because the prompt corrective action legislation provides that institutions with less than 4% core capital will be deemed "undercapitalized". In addition, the OTS, under the prompt corrective action regulation can impose various constraints on institutions depending on their level of capitalization ranging from well-capitalized to critically undercapitalized. At September 30, 1997, the Association was considered "well-capitalized".

          The Association was in compliance with the capital requirements in effect as of September 30, 1997. The following table reflects the required ratios and the actual capital ratios of the Association at September 30, 1997:

                                                     Capital
                                               ------------------
                   Actual   Required  Excess    Actual   Required
                   Capital  Capital   Amount   Percent    Percent
                   -------  --------  -------  --------  ---------
                               (dollars in thousands)
     Tangible      $26,219   $ 6,096  $20,123     6.44%      1.50%

     Core          $26,219   $12,193  $14,026     6.44%      3.00%

     Risk-based    $27,481   $15,444  $12,037    14.23%      8.00%


PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT
--------------------------------------------------------------

          In addition to historical information, this Form 10-Q may include forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business of the Company are included in detail in the Company's Form 10-K for the fiscal year ended June 30, 1997.

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

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           None.


Item 5.    Other Information
           -----------------
           None.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a) The following exhibits are filed as part of this report:

           3.1 Certificate of Incorporation of SGV Bancorp, Inc. *
           3.2 Bylaws of SGV Bancorp, Inc. *
          11.0 Computation of per share earnings (filed herewith).
          27.0 Financial data schedule (filed herewith).
           (b) Reports on Form 8-K
               None.
---------------
*  Incorporated herein by reference from the Exhibits to the Registration
   Statement on   Form S-1, as amended, filed on March 6, 1995 and declared
   effective on May 9, 1995, Registration No. 33-90018.

                                  SIGNATURES


          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SGV BANCORP, INC.



November 12, 1997                   /s/  Barrett G. Andersen
-----------------                   -------------------------------------
Date                                Barrett G. Andersen
                                    President and Chief Executive Officer



November 12, 1997                   /s/ Ronald A. Ott
-----------------                   -------------------------------------
Date                                Ronald A. Ott
                                    Executive Vice President
                                    Chief Financial Officer and Treasurer