Form 10-Q
period 1997-12-31
SGV BANCORP INC
filed 1998-02-12
CIK 940511

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                      or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                       to
                               -----------------------   ----------------------

                        Commission File Number 0-25664

                              SGV BANCORP, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

DELAWARE                                                             95-4524789
-------------------------------------------------------------------------------
(State or other jurisdiction                                 (I. R. S. Employer
of incorporation or organization)                            Identification No.)

225 NORTH BARRANCA STREET, WEST COVINA, CALIFORNIA                        91791
-------------------------------------------------------------------------------
(Address of principal executive offices)

                                (626) 859-4200
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
-------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                           if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports require to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         /x/ Yes  / / No
                                                  --       --

                       APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,345,340 shares of common stock, par value $0.01 per share, were outstanding as of February 6, 1998.

                              SGV BANCORP, INC.
                                  FORM 10-Q
                                    INDEX


PART I    FINANCIAL INFORMATION                                             PAGE
                                                                            ----

Item 1    Consolidated Statements of Financial Condition:
          December 31, 1997 (unaudited) and June 30, 1997.....................1

          Consolidated Statements of Operations (unaudited):
          For the Six Months Ended December 31, 1997 and 1996 and for the
          Three Months Ended December 31, 1997 and 1996 ......................2

          Consolidated Statements of Cash Flows (unaudited):
          For the Six Months Ended December 31, 1997 and 1996.................3

          Notes to Consolidated Financial Statements..........................5

Item 2    Management's Discussion and Analysis of
          Results of Operations and Financial Condition.......................7

PART II   OTHER INFORMATION

Item 1    Legal Proceedings..................................................19

Item 2    Changes in Securities..............................................19

Item 3    Defaults Upon Senior Securities....................................19

Item 4    Submission of Matters to a Vote of Security Holders................19

Item 5    Other Information..................................................19

Item 6    Exhibits and Reports on Form 8-K...................................20

SIGNATURES...................................................................21



SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)
--------------------------------------------------------------------------------------------------------------
                                                                                    DECEMBER 31,     JUNE 30,
                                                                                        1997           1997
                                                                                        ----           ----
ASSETS:                                                                             (Unaudited)
 Cash and cash equivalents, including short-term bank obligations of
   $6,200 at December 31, 1997 and $18,600 at June 30, 1997                          $   9,610      $  22,664
 Investment securities available for sale, amortized cost of $13,749
   at December 31, 1997 and $12,500 at June 30, 1997                                    13,734         12,467
 Mortgage-backed securities available for sale, amortized cost of
  $19,437 at December 31, 1997 and $37,323 at June 30, 1997                             19,411         37,164
 Mortgage-backed securities held to maturity, estimated fair value of
  $36,183 at December 31, 1997 and $38,783 at June 30, 1997                             36,063         39,072
 Loans receivable held for sale                                                            458            230
 Loans receivable held for investment, net of allowance for estimated
  loan losses of $1,330 at December 31, 1997 and $1,263 at June 30, 1997               315,398        284,608
 Accrued interest receivable                                                             2,827          2,911
 Stock of Federal Home Loan Bank of San Francisco, at cost                               4,113          3,987
 Real estate acquired through foreclosure, net                                           1,363          1,150
 Premises and equipment, net                                                             3,704          3,866
 Prepaid expenses and other assets, net                                                  1,140          1,221
                                                                                  ------------   ------------
     Total assets                                                                    $ 407,821      $ 409,340
                                                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES:
 Deposit accounts                                                                    $ 295,551      $ 288,339
 Federal Home Loan Bank advances                                                        71,221         77,907
 Securities sold under agreements to repurchase                                          6,000          9,430
 Accrued expenses and other liabilities                                                  4,259          3,761
                                                                                  ------------   ------------
     Total liabilities                                                                 377,031        379,437

 STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued
 Common stock, $.01 par value; 10,000,000 shares authorized;
  2,727,656 issued; 2,345,340 shares outstanding at December 31, 1997 and
  2,342,176 shares outstanding at June 30, 1997                                             27             27
 Additional paid-in capital                                                             20,915         20,789
 Retained earnings, substantially restricted                                            15,766         15,201
 Net unrealized loss on investment securities and mortgage-backed
  securities available for sale, net of taxes                                              (23)          (110)
 Deferred stock compensation                                                            (1,805)        (1,880)
 Treasury stock, 382,316 shares at December 31,1997 and
   385,480 shares at June 30, 1997                                                      (4,090)        (4,124)
                                                                                  ------------   ------------
     Total stockholders' equity                                                         30,790         29,903
                                                                                  ------------   ------------
     Total liabilities and stockholders' equity                                      $ 407,821      $ 409,340
                                                                                  ============   ============

                                                       1


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)(UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

                                                            FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                              ENDED DECEMBER 31,             ENDED DECEMBER 31,
                                                              1997         1996              1997           1996
                                                         ------------  ------------   -------------  -------------
INTEREST INCOME:
  Interest on loans                                          $  5,980      $  5,063       $  11,458       $  9,973
  Interest on investment securities                               263           263             576            575
  Interest on mortgage-backed securities                          985           964           2,253          1,703
  Other                                                           231           151             496            298
                                                         ------------  ------------   -------------  -------------
      Total interest income                                     7,459         6,441          14,783         12,549

                                                         ------------  ------------   -------------  -------------
INTEREST EXPENSE:
  Interest on deposit accounts                                  3,558         2,902           7,033          5,698
  Interest on borrowings                                        1,282         1,218           2,624          2,285
                                                         ------------  ------------   -------------  -------------
      Total interest expense                                    4,840         4,120           9,657          7,983
                                                         ------------  ------------   -------------  -------------

Net interest income before provision
  for estimated loan losses                                     2,619          2,321          5,126          4,566
PROVISION FOR ESTIMATED LOAN LOSSES                               268            105            343            294
                                                         ------------  -------------  -------------  -------------
Net interest income after provision for
  estimated loan losses                                         2,351          2,216          4,783          4,272


OTHER INCOME (EXPENSE):
  Loan servicing and other fees                                   137            114            263            223
  Secondary marketing activity, net                                14            (16)             9            (26)
  Gain (loss) on sale or redemption of securities
    available for sale, net                                                      161             37            161
  Other income                                                    176            103            345            245
  Net loss on real estate acquired through foreclosure            (75)           (12)           (63)           (69)
                                                         ------------  -------------  -------------  -------------
      Total other income                                          252            350            591            534
                                                         ------------  -------------  -------------  -------------

GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation and other employee expenses                      1,194            982          2,382          1,894
  Office occupancy                                                272            181            541            370
  Data Processing and Equipment                                   275            187            529            370
  Advertising                                                      26             40             78             70
  FDIC insurance premiums                                          45            134             89            261
  FDIC special assessment                                                                                    1,332
  Other operating expenses                                        387            316            776            585
                                                         ------------  -------------  -------------  -------------
      Total general and administrative expense                  2,199          1,840          4,395          4,882
                                                         ------------  -------------  -------------  -------------

EARNINGS(LOSS) BEFORE INCOME TAXES                                404            726            979            (76)
INCOME TAXES                                                      170            310            414            (28)
                                                         ------------  -------------  -------------  -------------
     NET EARNINGS(LOSS)                                     $     234     $      416     $      565     $      (48)
                                                         ============  =============  =============  =============
EARNINGS(LOSS) PER SHARE - Basic                            $    0.10     $     0.16     $     0.24     $    (0.02)
                                                         ============  =============  =============  =============
EARNINGS(LOSS) PER SHARE - Diluted                          $    0.09     $     0.16     $     0.23     $    (0.02)
                                                         ============  =============  =============  =============



SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)
-------------------------------------------------------------------------------------------------------------
                                                                                   FOR THE SIX MONTHS
                                                                                    ENDED DECEMBER 31,
                                                                                 1997                1996
                                                                          -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                                        $       565          $       (48)
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                                                    328                  165
   Loans originated for sale                                                     (7,258)              (3,295)
   Proceeds from sale of loans                                                    7,055                3,301
   Gain on sale of loans, net                                                       (25)                  (6)
   Gain on sale of investments available for sale, net                               (7)
   Gain on sale of mortgage-backed securities available for sale, net               (31)                (161)
   Federal Home Loan Bank stock dividend                                           (126)                (117)
   Decrease (increase) in prepaid expenses and other assets                          20                 (401)
   Amortization of deferred loan fees                                               (36)                  (9)
   Deferred loan origination costs                                                 (121)                (115)
   Increase in accrued expenses and other liabilities                               435                  186
   Provision for estimated loan losses                                              343                  294
   Provision for estimated real estate losses                                        56                   30
   Premium amortization, net                                                        118                  108
   Decrease (increase) in accrued interest receivable                                84                 (160)
   Other, net                                                                      (125)                 270
                                                                          -------------        -------------
    Net cash provided by operating activities                                     1,275                   42

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment securities available for sale                           (21,748)             (28,651)
 Proceeds from sale and redemption of investment securities
  available for sale                                                             20,507               31,650
 Purchase of mortgage-backed securities available for sale                                           (19,999)
 Proceeds from sale of mortgage-backed securities available for sale             14,480                9,866
 Principal repayments on mortgage-backed securities                               6,328                3,873
 Loans funded, net                                                              (13,267)             (14,682)
 Loans purchased, net                                                           (40,623)             (29,894)
 Principal repayments on loans                                                   21,778               14,637
 Proceeds from sale of real estate                                                1,069                2,168
 Purchase of premises and equipment                                                (113)                 (90)
 Other, net                                                                         (69)                  (3)
                                                                          -------------        -------------
    Net cash used in investing activities                                       (11,658)             (31,125)



SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)(CONTINUED)
-----------------------------------------------------------------------------------------------------------------
                                                                                       FOR THE THREE MONTHS
                                                                                         ENDED DECEMBER 31,
                                                                                      1997               1996
                                                                                 --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) increase in certificate accounts                                  $    (5,985)      $      9,811
 Net increase in passbook , money market savings
   NOW and noninterest-bearing accounts                                                13,197              4,610
 Proceeds from Federal Home Loan Bank advances                                                            29,000
 Repayment of Federal Home Loan Bank advances                                          (6,686)           (19,206)
 Proceeds from reverse repurchase agreements, net                                                          9,600
 Repayment of securities sold under agreements to repurchase                           (3,430)
 Purchase of treasury stock                                                                                 (669)
 Other, net                                                                               233                112
                                                                                 ------------      -------------
    Net cash (used in) provided by financing activities                                (2,671)            33,258

NET (DECREASE) INCREASE  IN CASH AND CASH
EQUIVALENTS
    EQUIVALENTS                                                                       (13,054)             2,175

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         22,664              8,884
                                                                                 ------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $     9,610       $     11,059
                                                                                 ============      =============


SUPPLEMENTAL CASH FLOW DISCLOSURES
 Cash paid during the period for:
Interest                                                                          $     9,652       $      8,117
Income taxes, net                                                                         536

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Real estate acquired through foreclosure                                                1,312              1,469
Change in net unrealized loss on investment securities and
  mortgage-backed securities available for sale, net of taxes                              87                136


                       SGV BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1997
                                 (UNAUDITED)

1.    Basis of Presentation:
      ---------------------

      SGV Bancorp, Inc. ("SGV") is a savings and loan holding company incorporated in the state of Delaware that was organized for the purpose of acquiring all of the capital stock of First Federal Savings and Loan Association of San Gabriel Valley ("the Association") upon its conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association. On June 28, 1995, SGV completed its sale of 2,727,656 shares of its common stock through subscription and community offerings to the Association's depositors, the Employee Stock Ownership Plan and the public and used approximately 60% of the net proceeds from such sales to purchase all of the Association's common stock issued in the Association's conversion to stock form. Such business combination was accounted for at historical cost in a manner similar to a pooling of interests.

      SGV engages only in limited business operations primarily involving investments in federal agency securities and mortgage-backed securities, and as a result, substantially all of the net earnings and performance figures herein reflect the results of the Association.

      The Association is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in mortgage loans secured by one-to-four family residences. To a lesser extent, the Association invests in multi-family residential mortgages, commercial real estate, land and other loans. The Association's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities and income from loan servicing. The Association's primary sources of funds are deposits, principal and interest payments on loans, advances from the Federal Home Loan Bank of San Francisco (the FHLB) and, to a lesser extent, proceeds from the sale of loans. As of December 31, 1997, the Association operated eight branch offices located in the San Gabriel Valley.

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

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring adjustments necessary for a fair presentation have been included. The results of operations for the three-month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

2.    Earnings Per Share
      ------------------

      As required in SFAS No. 128, EARNINGS PER SHARE, which became effective for periods ending after December 15, 1997, basic earnings per share for the three months ended and six months ended December 31, 1997 and 1996 are based on the weighted average common shares outstanding, net of treasury stock. The total issued shares of 2,727,656 have been adjusted for the average treasury stock outstanding of 384,580 and 163,880 for the three months ended December 31, 1997 and 1996, respectively, and 384,966 and 152,094 for the six months ended December 31, 1997 and 1996, respectively. Diluted earnings per share represent basic earnings per share adjusted for the common stock equivalent of stock options granted and unexercised. The common stock equivalent shares of stock options for diluted earnings per share calculations are 128,568 for the three months ended December 31, 1997 and 122,880 for the six months ended December 31, 1997. The numerator for earnings per share for all periods is represented by net earnings (or loss) with no adjustments.

3.    Accounting Principles
      ---------------------

      In February 1997, the FASB issued SFAS No. 128, which is effective for financial statements issued for periods ending after December 15, 1997. It replaces the presentation of primary earnings per share with the presentation of basic earnings per share. It also requires the presentation of diluted earnings per share for entities with complex capital structures. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock, such as options, were exercised or converted into common stock. The Company adopted SFAS No. 128 effective with the financial reports of December 31, 1997. Previous periods have been restated to reflect the requirements of this statement.

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

5.    Approved Stock Compensation Plans
      ---------------------------------

      At the Company's Annual Meeting of Shareholders on November 20, 1997, the shareholders approved the SGV Bancorp, Inc. 1997 Stock-Based Incentive Plan. This plan authorizes the granting of options to purchase Common Stock, option-related awards and awards of Common Stock equivalent to one percent of the adjusted average Common Stock outstanding used to calculate diluted earnings per share as reported in the annual report for the preceding year for each calendar year from 1997 through 2006. In no event will more than 230,000 shares be granted under this plan which is available to all officers, other employees and outside Directors. This plan became effective November 20, 1997.

6.    Recent Developments
      -------------------

      The Year 2000 Issue concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g. "98" for "1998"). Software so developed could produce inaccurate or unpredictable results upon January 1, 2000, when current and future dates present a lower two digit year number than dates in the prior century. The Company, similar to most financial services providers, is significantly subject to the potential impact of the "Year 2000 Issue" due to the nature of financial information. Potential impacts to the Company may arise from software, hardware, and equipment both within the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces (e.g. vendors providing credit bureau information).

      Financial institution regulators have recently increased their focus upon Year 2000 issues, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams.

      In order to address the Year 2000 issue, the Company has developed and implemented a five phase plan divided into the following major components:

   o     awareness
   o     assessment
   o     renovation
   o     validation
   o     implementation

      The Company has completed the first two phases of the plan and is currently working internally and with external vendors on the final three phases. Because the Company outsources its data processing and item processing operations, a significant component of the Year 2000 plan is to work with external vendors to test and certify their systems as Year 2000 compliant. Another important segment of the Year 2000 plan is to identify those loan customers whose possible lack of Year 2000 preparedness might expose the Bank to financial loss.

      The Company expects its Year 2000 date conversion project to be completed on a timely basis. During the execution of this project the Company will incur internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare the systems for the Year 2000. The expense of the Year 2000 project as well as the related potential effect on the Company's earnings is not expected to have a material effect on its financial position or results of operations.

Item 2.     Management's Discussion and  Analysis of  Results  of Operations and
            --------------------------------------------------------------------
            Financial Condition
            -------------------

      This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K, which focuses upon relevant matters occurring during the year ended June 30, 1997. Accordingly, the ensuing discussion focuses upon the material matters at and for the three months and six months ended December 31, 1997.

      In addition to historical information, this Form 10-Q may include forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets products, services and prices. Further description of the risks and uncertainties to the business of the Company are included in detail in the Company's Form 10-K for the fiscal year ended June 30, 1997.

GENERAL
-------

      The principal business of the Company is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Company engages in secondary marketing activities and invests in multi-family, commercial real estate, construction, land and consumer loans. Loan sales come from loans held in the Company's portfolio designated as being held for sal or originated during the period and being so designated. The Company retains virtually all the servicing rights of loans sold. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities and income from loan servicing. The Company's primary sources of funds are deposits, principal and interest payments on loans, advances from the FHLB, securities sold under agreements to repurchase and, to a lesser extent, proceeds from the sale of loans.

RESULTS OF OPERATIONS
---------------------

      The Company posted net earnings of $234,000 for the three months ended December 31, 1997 compared to net earnings of $416,000 for the three months ended December 31, 1996. For the six months ended December 31, 1997, the Company's net earnings were $565,000, as compared to a net loss of $48,000 for the six months ended December 31, 1996. For the three months ended December 31, 1997, the net earnings were $0.10 per share - basic, compared to $0.16 per share
- basic for the three months ended December 31, 1996. For the six months ended December 31, 1997, the net earnings were $0.24 per share - basic, compared to a net loss of $0.02 per share - basic for the six months ended December 31, 1996. The loss for the six months ended December 31, 1996 was due to the payment of the one-time special assessment to recapitalize the SAIF insurance fund. This one-time special assessment (of approximately $1.3 million on a pre-tax basis) represented 65.7 basis points of the deposits held by the Association as of March 31, 1995. A discussion of the specific components of net earnings is set forth in the Notes to Consolidated Financial Statements.

Net Interest Income
-------------------

      Net interest income before the provision for estimated loan losses was $2.6 million for the three months ended December 31, 1997 compared to $2.3 million for the three months ended December 31, 1996. For the six months ended December 31, 1997, net interest income was $5.1 million compared to $4.6 million for the six months ended December 31, 1996.

Interest Income
---------------

      Total interest income for the three months ended December 31, 1997 was $7.5 million, an increase of $1.1 million from the comparable period a year ago. The increase in interest income was primarily due to the $48.5 million increase in the average balance of interest-earning assets to $397.5 million for the three months ended December 31, 1997 from $349.0 million for the three months ended December 31, 1996. The interest income on loans increased to $6.0 million for the three months ended December 31, 1997 from $5.1 million for the three months ended

December 31, 1996. The increase in interest on loans was due to the increase in the average balance of loans receivable outstanding to $310.0 million for the three months ended December 31, 1997 from $267.9 million for the three months ended December 31, 1996. The increase in interest on loans was also due to the increase in the yield on loans to 7.72% for the three months ended December 31, 1997 from 7.56% for the three months ended December 31, 199 resulting from repricing of adjustable rate mortgages as a result of the increase in the Cost of Funds Index (COFI). The interest income on mortgage-backed securities was relatively unchanged as it totaled $985,000 for the three months ended December 31, 1997 compared to $964,000 for the three months ended December 31, 1996. The total yield on total interest-earning assets increased to 7.51% for the three months ended December 31, 1997 as compared to 7.38% for the three months ended December 31, 1996.

      Total interest income for the six months ended December 31, 1997 was $14.8 million, an increase of $2.2 million from the comparable period a year ago. The increase in interest income was primarily due to the $55.9 million increase in the average balance of interest-earning assets to $396.5 million for the six months ended December 31, 1997 from $340.6 million for the six months ended December 31, 1996. The interest income on loans increased to $11.5 million for the six months ended December 31, 1997 from $10.0 million for the six months ended December 31, 1996. The increase in interest on loans was due to the increase in the average balance of loans receivable outstanding to $298.6 million for the six months ended December 31, 1997 from $262.8 million for the six months ended December 31, 1996. The increase in interest on loans was also due to the increase in the yield on loans to 7.68% for the six months ended December 31, 1997 from 7.59% for the six months ended December 31, 1996 resulting from repricing of adjustable rate mortgages, primarily as a result of the increase in COFI. The interest income on mortgage-backed securities increased to $2.3 million for the six months ended December 31, 1997 compared to $1.7 million for the six months ended December 31, 1996. The total yield on total interest-earning assets increased to 7.46% for the six months ended December 31, 1997 as compared to 7.37% for the six months ended December 31, 1996.

Interest Expense
----------------

      Total interest expense for the three months ended December 31, 1997 was $4.8 million, an increase of $0.7 million from $4.1 million for the three months ended December 31, 1996. The increase in interest expense was primarily due to the increase in the average balance of interest-bearing liabilities to $368.5 million for the six months ended December 31, 1997 from $322.2 million for the six months ended December 31, 1996. The increase in average interest-bearing liabilities was comprised primarily of the $46.2 million increase in average interest-bearing savings accounts as average borrowings remained unchanged. The increase in interest-bearing savings accounts was partially due to the purchase of a $20 million branch from another financial institution in February 1997 and the establishment of a de novo branch in March 1997 which has generated approximately $12.0 million in total deposits as of December 31, 1997. The average cost of funds increased to 5.25% for the three months ended December 31, 1997 from 5.12% for the three months ended December 31, 1996 due primarily to the higher cost of funds paid on new and renewing certificates of deposit.

      Total interest expense was $9.7 million for the six months ended December 31, 1997 as compared to $8.0 million for the six months ended December 31, 1996. The increase in expense was primarily due to the $54.8 million increase in average interest-bearing liabilities to $368.2 million for the six months ended December 31, 1997 from $313.4 million for the comparable period a year ago. Interest expense on interest-bearing savings accounts increased by $1.3 million as a result of the increase in average interest-bearing savings accounts to $285.8 million for the six months ended December 31, 1997 as compared to $238.5 million for the six months ended December 31, 1996 due partially to the branch acquisition and growth of the de novo branch. Interest expense on savings accounts also increased due to the increase in the average cost of savings accounts to 4.92% for the six months ended December 31, 1997 from 4.78% for the same period a year ago. Interest expense from borrowings increased by $339,000 due to the increase in average borrowings to $82.4 million for the six months ended December 31, 1997 compared to $74.9 million for the same period a year ago.

Analysis of Net Interest Income
-------------------------------

      The following table sets forth average interest rates on the Company's interest-earning assets and interest-bearing liabilities for the three month and six month periods ended December 31, 1997 and December 31, 1996 (dollars are in thousands and average balances are based on month-end amounts):


                                             Three Months Ended December 31,         Six Months Ended December 31,
                                             -------------------------------         -----------------------------
                                                 1997                1996                1997               1996
                                                 ----                ----                ----               ----
                                           Average   Yield    Average    Yield    Average    Yield    Average   Yield
                                           Balance    Rate    Balance     Rate    Balance     Rate    Balance    Rate
                                           ---------------    ----------------    ----------------    ---------------

ASSETS:
 Interest-earning assets:
  Loans receivable                         $309,957   7.72%   $267,871    7.56%   $298,555    7.68%   $262,766   7.59%
  Mortgage-backed securities                 57,057   6.91      55,403    6.96      64,890    6.94      50,338   6.77
  Investment securities and other            30,468   6.49      25,734    6.44      33,052    6.49      27,538   6.34
                                           --------           --------            --------            --------
      Total interest-earning assets         397,482   7.51%    349,008    7.38%    396,497    7.46%    340,642   7.37%
Noninterest-earning assets                   13,269             11,682              13,288              11,061
                                           --------           --------            --------            --------
      Total assets                         $410,751           $360,690            $409,785            $351,703
                                           ========           ========            ========            ========

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
  Savings accounts                         $288,287   4.94%   $242,093    4.79%   $285,773    4.92%   $238,515    4.78%
  Borrowings                                 80,194   6.39      80,076    6.08      82,377    6.37      74,861    6.10
                                           --------           --------            --------            --------
      Total interest-bearing liabilities    368,481   5.25%    322,169    5.12%    368,150    5.25%    313,376    5.09%
Noninterest-bearing liabilities              11,678              7,248              11,255               6,868
Stockholders' equity                         30,592             31,273              30,380              31,459
                                           --------           --------            --------            --------
      Total liabilities and equity         $410,751           $360,690            $409,785            $351,703
                                           ========           ========            ========            ========

Net interest rate spread                              2.26%               2.26%               2.21%               2.28%
Net interest margin                                   2.64%               2.66%               2.59%               2.68%
Ratio of interest-earning assets
 to interest-bearing liabilities             107.87%            108.33%             107.70%             108.70%



      The Company's average net interest spread was unchanged at 2.26% for the three months ended December 31, 1997 to the three months ended December 31, 1996. Although the actual spread did not change, both the yield on interest-earning assets and the cost of interest-bearing liabilities did increase by 13 basis points in the three months ended December 31, 1997 as compared to the same period a year ago. In regards to the six months ended December 31, 1997, the net interest spread declined by seven basis points to 2.21% from 2.28% for the comparable period a year ago. The decrease was due primarily to the increase in the cost of interest-bearing liabilities which increased to 5.25% for the six months ended December 31, 1997 from 5.09% for the six months ended December 31, 1996. The increase in the cost of interest-bearing liabilities was due to the increase in the rates offered on new and renewing certificates of deposit and on promotional rates offered to attract customers to money market accounts at the de novo branch.

      The average yield on loans receivable increased to 7.72% for the three months ended December 31, 1997 from 7.56% for the three months ended December 31, 1996. The increase in yield was due partially to the increase in yields on new loans originated or purchased which have adjustable rate features, primarily indexed to COFI and the repricing of adjustable rate loans, indexed to COFI and to the One-Year Treasury Constant Maturity Index (CMT), resulting in higher current rates. The average yield on mortgage-backed securities decreased slightly to 6.91% for the three months ended December 31, 1997 from 6.96% for the three months ended December 31, 1996.

      The majority of the Association's savings accounts are relatively short term (less than two years) and therefore the average cost of deposits adjusts relatively rapidly to market rates. The average cost of savings accounts increased by 15 basis points to 4.94% for the three months ended December 31, 1997 from 4.79% for the three months ended December 31, 1996. As stated earlier, the increase was due to the higher rates offered on new and renewing certificates of deposits and to promotional rate an account offerings related to the new branch. The average balance of savings accounts increased to $288.3 million for the three months ended December 31, 1997 from $242.1 million for the three months ended December 31, 1996 due partially to the purchase of a branch from another institution and the growth in deposits in a de novo branch opened at the end of March 1997. Also, the average balance of borrowings, principally from the FHLB, remained virtually unchanged with $80.2 million in borrowings for the three months ended December 31, 1997 compared to $80.1 million for the comparable period a year ago. Although the balance remained approximately the same, the cost of borrowings increased to 6.39% for the three months ended December 31, 1997 from 6.08% for the same period a year ago as a result of lengthening the average maturity of such borrowings to reduce the Company's sensitivity to changes in interest rates.

      The net interest spread declined to 2.21% for the six months ended December 31, 1997 from 2.28% for the comparable period a year ago primarily as a result of the increase in the average cost of interest-bearing liabilities. The average cost of interest bearing liabilities increased by 16 basis points to 5.25% for the six months ended December 31, 1997 from 5.09% for the six months ended December 31, 1996. As stated above, the increase was due to the higher cost of deposits on new and renewing certificates, promotional rates on new accounts for a new branch and due to the lengthening of the average maturity of the Company's borrowings.

Provision for Estimated Loan Losses
-----------------------------------

      The provision for estimated loan losses for the three months ended December 31, 1997 was $268,000 compared with $105,000 for the three months ended December 31, 1996. The increase in the provision for estimated loan losses was due primarily to an increase in charge-offs related to fair value writedowns of four non-performing assets of approximately $200,000 in the three months ended December 31, 1997 as compared to no charge-offs for the comparable period a year ago. For the six months ended December 31, 1997, the provision for estimated loan losses totaled $343,000 as compared to $294,000 for the same period a year ago. The increase was due to an increase in fair value writedowns in the six months ended December 31, 1997 as compared to the same period a year ago. See "Financial Condition."

Other Income
------------

      Other income decreased to $252,000 for the three months ended December 31, 1997 from $350,000 for the three months ended December 31, 1996. The decrease was partially due to the increase in the net loss resulting from real estate owned operations to $75,000 for the three months ended December 31,1997 from $12,000 for the same period a year ago. Also, the Company realized $161,000 in net gains on sales of investments and mortgage-backed securities in the three months ended December 31, 1996 which did not recur in the current period. Partially offsetting these decreases was the increase in other income, specifically fees from savings deposit activities, which totaled $176,000 for the three months ended December 31, 1997 versus $103,000 for the comparable period a year ago. For the six months ended December 31, 1997, other income increased to $591,000 from $534,000 primarily as a result of increased fee income on savings account activities. See "Financial Condition."

General and Administrative Expenses
-----------------------------------

      For the three months ended December 31, 1997, general and administrative expenses increased to $2.2 million from $1.8 million for the three months ended December 31, 1996. The increase was primarily due to the $212,000 increase in compensation and benefits expense related to stock compensation programs which increased as a result of the appreciation in the Company's Common Stock and to the increase in personnel related to the addition of two branches. Also contributing to the increased general and administrative expenses were increases in the costs for building, equipment and data processing associated with these two additional branches as well as increases in depreciation expenses for the purchase of new hardware to replace outdated equipment in coordination with the transfer to a new data processor. Included in the expenses for the three months ended December 31, 1997 was $27,000 in amortization of the core deposit intangible related to the deposits purchased in February 1997.

      For the six months ended December 31, 1997, the Company's general and administrative expenses increased to $4.4 million as compared to $3.6 million (excluding the $1.3 million one-time special assessment to recapitalize the insurance fund) for the comparable period a year ago. The increase in the current period was due to the increase in costs related to stock compensation programs, two additional branches and the amortization of the core deposit intangible. Partially offsetting these increases was the reduction in FDIC assessments as a result of the lowering of premiums subsequent to the recapitalization of the insurance fund.

Income Taxes
------------

      The Company recorded $170,000 in income taxes for the three months ended December 31, 1997 compared to $310,000 for the three months ended December 31, 1996. The effective tax rates for the three months ended December 31, 1997 and December 31, 1996 were approximately 42.1% and 42.7%, respectively. For the six months ended December 31, 1997, the income taxes recorded was $414,000 as compared to a tax benefit of $28,000 for the same period a year ago.

FINANCIAL CONDITION
-------------------

      The Company's total assets were $407.8 million at December 31, 1997, a slight decrease from the $409.3 million in total assets at June 30, 1997. The Company's loans receivable held for investment increased by $30.8 million to $315.4 million at December 31, 1997 as compared to $284.6 million at June 30, 1997. The increase is due primarily to the purchase of approximately $30.4 million in adjustable rate mortgage loans and $10.4 million in home equity lines of credit indexed to COFI. The Company reduced its investment in overnight federal funds sold and sold approximately $14.5 million in mortgage-backed securities to aid in the funding of these purchases. The Company purchased the loans with the intent on increasing interest income and to reduce its sensitivity to changes in interest rates.

      During the six months ended December 31, 1997, the Company originated and purchased for investment a total of $53.4 million in mortgage and home equity loans as compared to the $44.6 million purchased and originated in the six month period ended December 31, 1996. The loans purchased in the six months ended December 31, 1997 were adjustable rate and primarily indexed to COFI. The Company also originated and sold approximately $7.2 million in mortgage loans to the secondary market during the six months ended December 31, 1997 as compared to approximately $3.3 million for the same period a year ago.

      The Company's non-performing assets totaled $4.2 million at December 31, 1997 compared to $2.8 million at June 30, 1997. The increase in non-performing assets was due primarily to the increase in the amount of loans on non-accrual status to $2.9 million at December 31, 1997 compared to $1.7 million at June 30, 1997. The increase in non-accrual loans was due to the continuation of an uncertain local real estate market. Also, real estate owned increased slightly to $1.4 million at December 31, 1997 compared to $1.1 million at June 30, 1997. The overall result was an increase in the Company's ratio of non-performing assets to total assets to 1.04% at December 31, 1997 from 0.70% at June 30, 1997.

The following table sets forth the non-performing assets at December 31, 1997 and June 30, 1997:

                                                  December 31, 1997   June 30, 1997
                                                  -----------------   -------------
                                                        (dollars in thousands)

      Non-accrual loans                                $2,872            $1,699
      Real estate acquired through foreclosure          1,363             1,150
                                                       ------            ------
            Non-performing assets                      $4,235            $2,849
                                                       ======            ======

      Non-performing assets as a percent of total
        assets                                           1.04%            0.70%

      Non-performing loans as a percent of gross
        loans receivable                                 0.90%            0.59%


      The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. The Company applies the measurement provisions of SFAS No. 114 to all loans in its portfolio with the exception of one- to four-family residential mortgage loans and consumer lines of credit which are evaluated on a collective basis for impairment. Also, loans which have delays in payments of less than four months are not necessarily considered impaired unless other factors apply to the loans. The accrual of interest income on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan. At December 31, 1997, the Company had classified one loan with a balance of $610,000 as impaired with $100,000 in specific reserves set aside as of December 31, 1997 as determined in accordance with SFAS No. 114. In comparison as of June 30, 1997, the Company had classified $530,000 of its loans as impaired with $100,000 in specific reserves. In addition, as of December 31, 1997, the Company had $2.3 million in loans which were collectively evaluated for impairment compared to $1.7 million at June 30, 1997. The average recorded investment in impaired loans, inclusive of those evaluated collectively, during the three months ended December 31, 1997, was $2.8 million, whereas, the average for the twelve months ended June 30, 199 was $1.6 million.

     The Company, in consideration of the current local economic environment and the condition of the loan portfolio, maintained the allowance for estimated loan losses at December 31, 1997 at $1.3 million. Although loans on non-accrual status have increased to $2.9 million at December 31, 1997 from $1.7 million at June 30, 1997, the allowance for estimated loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The Company's non-performing loans are primarily made up of one- to four-family residential mortgage loans. The following table sets forth the activity in the Company's allowance for estimated loan losses for the three months ended December 31, 1997:


                                             Activity for the three months ended
                                                      December 31, 1997
                                                      -----------------

      Balance at June 30, 1997                           $1,263,000
      Add:
            Provision for estimated loan losses             343,000
            Recoveries of previous charge-offs                 -
      Less:
            Charge-offs                                     276,000
                                                         ----------
      Balance at December 31, 1997                       $1,330,000
                                                         ==========

      The Company's total liabilities decreased slightly to $377.0 million at December 31, 1997 from $379.4 million at June 30, 1997. Total deposit accounts increased $7.3 million to $295.6 million at December 31, 1997 from $288.3 million at June 30, 1997, primarily as a result of the growth in deposit accounts at the de novo branch and due to interest credited to accounts. Of the total increase in deposits, approximately $13.7 million represented core deposits as the Company is continuing to focus on increasing customer relationships with checking, passbook and money market savings accounts. Core deposits increased to approximately $80 million at December 31, 1997 from approximately $66 million at June 30, 1997. The growth in core deposits was partially offset by the $6.0 million decrease in certificates of deposit to $216.4 million at December 31, 1997 from $222.4 million at June 30, 1997. As a result of the net increase in the Company's deposit accounts, the Company reduced its borrowings from th FHLB by $6.7 million and its securities sold under agreements to repurchase by $3.4 million during the six months ended December 31, 1997. The Company continues to utilize FHLB advances and securities sold under agreements to repurchase as part of its asset and liability management strategy.

      The Company's stockholders' equity increased to $30.8 million at December 31, 1997 from $29.9 million at June 30, 1997 primarily due to the net earnings from operations and the reduction of the net unrealized loss on securities available for sale.

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

     The Association, by regulation, must maintain its liquidity ratio at no less than 4.0% of deposits and short-term borrowings. Liquidity represents cash and certain investments which are not committed or pledged to specific liabilities. The Association's average liquidity ratio for December 31, 1997 and December 31, 1996 was 8.18% and 9.41%, respectively.

COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------

      At December 31, 1997, there were no material changes to the Company's commitments or contingent liabilities from the period ended June 30, 1997 as discussed in the Company's notes to the consolidated financial statements reflected in the audited consolidated financial statements of SGV Bancorp, Inc., for the year ended June 30, 1997 included in the Annual Report on Form 10-K for the year ended June 30, 1997. At December 31, 1997, the Company had outstanding commitments to originate or purchase mortgage loans of $2.0 million as compared to $1.4 million at June 30, 1997.

REGULATORY CAPITAL
------------------

     The Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio. The core capital requirement has been effectively increased to 4% because the prompt corrective action legislation provides that institutions with less than 4% core capital will be deemed "undercapitalized". In addition, the OTS, under the prompt corrective action regulation can impose various constraints on institutions depending on their level of capitalization ranging from well-capitalized to critically undercapitalized. At December 31, 1997, the Association was considered "well-capitalized".

     The Association was in compliance with the capital requirements in effect as of December 31, 1997. The following table reflects the required ratios and the actual capital ratios of the Association at December 31, 1997:

                                                                 Capital
                                                                 -------
                    Actual      Required      Excess        Actual      Required
                    Capital     Capital       Amount       Percent      Percent
                    -------     -------       ------       -------      -------
                        (dollars in thousands)

      Tangible      $26,598      $ 6,084      $20,514        6.56%       1.50%

      Core          $26,598      $12,168      $14,430        6.56%       3.00%

      Risk-based    $27,828      $16,170      $11,658       13.72%       8.00%


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

Item 2.           Changes in Securities
                  ---------------------
                  None.

Item 3.           Defaults in Securities
                  ----------------------
                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on November 20, 1997. At the Annual Meeting, the shareholders elected Barrett G. Andersen and Royce A. Stutzman to three year terms. Directors Irven G. Reynolds, Benjamin S. Wong, Thomas Patronite and John D. Randall have terms of office that continued after the Annual Meeting. The shareholders also approved the SGV Bancorp, Inc. 1997 Stock-Based Incentive Plan and ratified the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ending June 30, 1998.


      The vote on each matter was as follows:

1. For Directors:                                                                    BROKER
                                          FOR          WITHHELD         ABSTAIN     NON-VOTES
Barrett G. Andersen                     1,922,303        71,212           --           --
Royce A. Stutzman                       1,922,663        70,852           --           --

2. Other Matters:

Approval of SGV Bancorp, Inc.
1997 Stock-Based Incentive Plan         1,209,137       189,648         20,100      574,630

Ratification of the appointment
of Deloitte & Touche LLP as
independent auditors for the
Company                                 1,942,935        47,580          3,000          --


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


                                          SGV BANCORP, INC.




February 9, 1998                          /s/  Barrett G. Andersen
------------------------------------      -------------------------------------
              Date                        Barrett G. Andersen
                                          President and Chief Executive Officer



February 9, 1998                          /s/ Ronald A. Ott
-------------------------------------     -------------------------------------
              Date                        Ronald A. Ott
                                          Executive Vice President
                                          Chief Financial Officer and Treasurer