Form 10-Q
period 1998-03-31
SGV BANCORP INC
filed 1998-05-14
CIK 940511

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1998

                                    or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  -------------------------


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

                                   (626) 859-4200
--------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)


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

                           APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,345,340 shares of common stock, par value $0.01 per share, were outstanding as of May 10, 1998.

                                SGV BANCORP, INC.
                                   FORM 10-Q
                                     INDEX


PART I        FINANCIAL INFORMATION                                         PAGE
                                                                            ----

Item 1        Consolidated Statements of Financial Condition:
              March 31, 1998 (unaudited) and June 30, 1997....................1

              Consolidated Statements of Operations (unaudited):
              For the Nine Months Ended March 31, 1998 and 1997 and
              for the Three Months Ended March 31, 1998 and 1997 .............2

              Consolidated Statements of Cash Flows (unaudited):
              For the Nine Months Ended March 31, 1998 and 1997...............3

              Notes to Consolidated Financial Statements......................5

Item 2        Management's Discussion and Analysis of
              Results of Operations and Financial Condition...................8

Item 3        Quantitative and Qualitative Disclosures About Market Risk.....17

PART II       OTHER INFORMATION

Item 1        Legal Proceedings..............................................18

Item 2        Changes in Securities..........................................18

Item 3        Defaults Upon Senior Securities................................18

Item 4        Submission of Matters to a Vote of Security Holders............18

Item 5        Other Information..............................................18

Item 6        Exhibits and Reports on Form 8-K...............................18

SIGNATURES...................................................................19



SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                          MARCH 31,                JUNE 30,
                                                                                            1998                     1997
                                                                                            ----                     ----
ASSETS:                                                                                  (Unaudited)
 Cash and cash equivalents, including short-term bank obligations of
   $4,500 at March 31, 1998 and $18,600 at June 30, 1997                                  $    8,361              $  22,664
 Investment securities available for sale, amortized cost of $15,748
   at March 31, 1998 and $12,500 at June 30, 1997                                             15,745                 12,467
 Mortgage-backed securities available for sale, amortized cost of
  $21,244 at March 31, 1998 and $37,323 at June 30, 1997                                      21,198                 37,164
 Mortgage-backed securities held to maturity, estimated fair value of
  $33,376 at March 31, 1998 and $38,783 at June 30, 1997                                      33,253                 39,072
 Loans receivable held for sale                                                                  907                    230
 Loans receivable held for investment, net of allowance for estimated
  loan losses of $1,423 at March 31, 1998 and $1,263 at June 30, 1997                        307,985                284,608
 Accrued interest receivable                                                                   2,787                  2,911
 Stock of Federal Home Loan Bank of San Francisco, at cost                                     4,173                  3,987
 Real estate acquired through foreclosure, net                                                 1,757                  1,150
 Premises and equipment, net                                                                   3,657                  3,866
 Prepaid expenses and other assets, net                                                        1,242                  1,221
                                                                                        -----------------     ------------------
     Total assets                                                                         $  401,065              $ 409,340
                                                                                        =================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES:
 Deposit accounts                                                                         $  290,122              $ 288,339
 Federal Home Loan Bank advances                                                              69,131                 77,907
 Securities sold under agreements to repurchase                                                6,000                  9,430
 Accrued expenses and other liabilities                                                        4,178                  3,761
                                                                                       ------------------     ------------------
     Total liabilities                                                                       369,431                379,437

 STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 2,000,000 shares authorized; none
  Issued
 Common stock, $.01 par value;  10,000,000 shares authorized;
  2,727,656 issued;  2,345,340 shares outstanding at March 31, 1998 and
  2,342,176 shares outstanding at June 30, 1997                                                   27                     27
 Additional paid-in capital                                                                   21,082                 20,789
 Retained earnings, substantially restricted                                                  16,257                 15,201
 Net unrealized loss on investment securities and mortgage-backed
  securities available for sale, net of taxes                                                    (28)                  (110)
 Deferred stock compensation                                                                  (1,614)                (1,880)
 Treasury stock, 382,316 shares at March 31,1998 and
   385,480 shares at June 30, 1997                                                            (4,090)                (4,124)
                                                                                       ------------------     ------------------
     Total stockholders' equity                                                               31,634                 29,903
                                                                                       ------------------     ------------------
     Total liabilities and stockholders' equity                                           $  401,065              $ 409,340
                                                                                       ==================     ==================



SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)(UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   FOR THE THREE MONTHS                    FOR THE NINE MONTHS
                                                                      ENDED MARCH 31,                        ENDED MARCH 31,
                                                                   1998            1997                   1998            1997
                                                             ------------------------------           ------------------------------
INTEREST INCOME:
  Interest on loans                                           $   6,158       $   5,413              $  17,616       $  15,387
  Interest on investment securities                                 241             272                    817             847
  Interest on mortgage-backed securities                            904             989                  3,157           2,692
  Other                                                             131             191                    627             488
                                                             -------------   -------------          -------------   -------------
      Total interest income                                       7,434           6,865                 22,217          19,414
                                                             -------------   -------------          -------------   -------------

INTEREST EXPENSE:
  Interest on deposit accounts                                    3,323           3,133                 10,356           8,831
  Interest on borrowings                                          1,210           1,298                  3,834           3,583
                                                             -------------   -------------          -------------   -------------
      Total interest expense                                      4,533           4,431                 14,190          12,414
                                                             -------------   -------------          -------------   -------------

Net interest income before provision for
  estimated loan losses                                           2,901           2,434                  8,027           7,000
PROVISION FOR ESTIMATED LOAN LOSSES                                 115             194                    458             487
                                                             -------------   -------------          -------------   -------------
Net interest income after provision for
  estimated loan losses                                           2,786           2,240                  7,569           6,513

OTHER INCOME (EXPENSE):
  Loan servicing and other fees                                     138             109                    401             332
  Secondary marketing activity, net                                  (1)            (10)                     8             (36)
  Gain (loss) on sale or redemption of securities
    available for sale, net                                           2             (13)                    39             148
  Other income                                                      208             119                    553             362
  Net loss on real estate acquired through foreclosure              (70)            (10)                  (133)            (78)
                                                             -------------   -------------          -------------   -------------
      Total other income                                            277             195                    868             728
                                                             -------------   -------------          -------------   -------------

GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation and other employee expenses                        1,228           1,070                  3,610           2,964
  Office occupancy                                                  260             215                    801             584
  Equipment                                                          75              51                    197             145
  Data Processing                                                   221             227                    628             503
  Advertising                                                        42              37                    120             107
  FDIC insurance premiums                                            46              11                    135             273
  FDIC special assessment                                                                                                1,332
  Other operating expenses                                          344             331                  1,120             916
                                                             -------------   -------------          -------------   -------------
      Total general and administrative expenses                   2,216           1,942                  6,611           6,824
                                                             -------------   -------------          -------------   -------------

EARNINGS BEFORE INCOME TAXES                                        847             493                  1,826             417
INCOME TAXES                                                        356             208                    770             180
                                                             -------------   -------------          -------------   -------------
     NET EARNINGS                                             $     491        $    285              $   1,056      $      237
                                                             =============   =============          =============   =============
EARNINGS PER SHARE - Basic                                    $    0.21        $   0.12              $    0.45      $     0.09
                                                             =============   =============          =============   =============
EARNINGS PER SHARE - Diluted                                  $    0.20        $   0.11              $    0.43      $     0.09
                                                             =============   =============          =============   =============



SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------
                                                                                      FOR THE NINE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                    1998                    1997
                                                                              -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                                    $  1,056               $     237
 Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                                      509                     260
   Loans originated for sale                                                      (13,791)                 (4,471)
   Proceeds from sale of loans                                                     13,142                   4,476
   Gain on sale of loans, net                                                         (33)                     (5)
   Gain on sale of investments available for sale, net                                 (6)                   (148)
   Gain on sale of mortgage-backed securities available for sale, net                 (33)
   Federal Home Loan Bank stock dividend                                             (187)                   (179)
   Increase in prepaid expenses and other assets                                     (108)                   (791)
   Amortization of deferred loan fees                                                 (88)                    (21)
   Deferred loan origination costs                                                   (218)                   (147)
   Increase (decrease) in accrued expenses and other liabilities                      358                     (26)
   Provision for estimated loan losses                                                458                     487
   Provision for estimated real estate losses                                         111                      73
   Premium amortization, net                                                          294                     156
   Decrease (increase) in accrued interest receivable                                 124                    (269)
   Other, net                                                                          19                     338
                                                                              --------------        -----------------
    Net cash provided by (used in) operating activities                             1,607                     (30)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment securities available for sale                             (25,748)                (41,451)
 Proceeds from sale and redemption of investment securities
  available for sale                                                               22,506                  44,936
 Purchase of mortgage-backed securities available for sale                         (5,080)                (35,229)
 Purchase of mortgage-backed securities held to maturity                                                  (15,451)
 Proceeds from sale of mortgage-backed securities available for sale               16,566                   9,866
 Principal repayments on mortgage-backed securities                                10,240                   5,909
 Loans funded, net                                                                (23,048)                (23,621)
 Loans purchased, net                                                             (40,623)                (33,344)
 Principal repayments on loans                                                     37,979                  22,986
 Purchase of FHLB Stock                                                                                        (3)
 Proceeds from sale of real estate                                                  1,448                   2,798
 Purchase of premises and equipment                                                  (220)                   (906)
 Other, net                                                                           (99)
                                                                              ---------------       -----------------
    Net cash used in investing activities                                          (6,079)                (63,510)




SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)(CONTINUED)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        FOR THE NINE MONTHS
                                                                                           ENDED MARCH 31,

                                                                                  1998                        1997
                                                                          ---------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in certificate accounts                              $     (20,068)                 $    19,503
Net increase in passbook , money market savings
   NOW and noninterest-bearing accounts                                             21,851                        8,257
 Purchase of deposit accounts                                                                                    20,159
 Proceeds from Federal Home Loan Bank advances                                                                   45,000
 Repayment of Federal Home Loan Bank advances                                       (8,777)                     (36,305)
 Proceeds from reverse repurchase agreements, net                                                                 9,600
 Repayment of securities sold under agreements to repurchase                                                       (150)
 Purchase of treasury stock                                                         (3,430)                      (2,884)
 Other, net                                                                            593                          304
                                                                          --------------------         ---------------------
    Net cash (used in) provided by financing activities                             (9,831)                      63,484

NET DECREASE  IN CASH AND CASH
    EQUIVALENTS                                                                    (14,303)                         (56)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      22,664                        8,884
                                                                          --------------------         ---------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $       8,361                  $     8,828
                                                                          ====================         =====================


SUPPLEMENTAL CASH FLOW DISCLOSURES
 Cash paid during the period for:
Interest                                                                     $      14,218                  $    12,561
Income taxes, net                                                                      536

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Real estate acquired through foreclosure                                             2,135                        2,129
Loans to facilitate sales of real estate acquired through foreclosure                  152
Change in net unrealized loss on investment securities and
  mortgage-backed securities available for sale, net of taxes                           82                         (183)


                       SGV BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

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

          The Association is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in mortgage loans secured by one-to-four family residences. To a lesser extent, the Association invests in multi-family residential mortgages, commercial real estate, land and other loans. The Association's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities and income from loan servicing. The Association's primary sources of funds are deposits, principal and interest payments on loans, advances from the Federal Home Loan Bank of San Francisco (the FHLB) and, to a lesser extent, proceeds from the sale of loans. As of March 31, 1998, the Association operated eight branch offices located in the San Gabriel Valley.

          The consolidated financial statements include the accounts of SGV Bancorp, Inc. and its wholly-owned subsidiary, First Federal Savings and Loan Association of San Gabriel Valley and its wholly-owned subsidiary, First Covina Service Company (collectively, the Company). All material intercompany balances and transactions have been eliminated in consolidation.

          The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring adjustments necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

2.        Earnings Per Share
          ------------------

          As required in SFAS No. 128, Earnings Per Share, which became effective for periods ending after December 15, 1997, basic earnings per share for the three months ended and nine months ended March 31, 1998 and 1997 are based on the weighted average common shares outstanding, net of treasury stock. The total issued shares of 2,727,656 have been adjusted for the average treasury stock outstanding of 382,316 and 290,930 for the three months ended March 31, 1998 and 1997, respectively, and 384,171 and 203,200 for the nine months ended March 31, 1998 and 1997, respectively. Diluted earnings per share represent basic earnings per share adjusted for the common stock equivalent of stock options granted and unexercised. The common stock equivalent shares of stock options for diluted earnings per share calculations are 121,074 and 58,908 for the three months ended March 31, 1998 and 1997, respectively, and 122,278 and 27,011 for the nine months ended March 31, 1998 and 1997, respectively. The numerator for earnings per share for all periods is represented by net earnings with no adjustments.

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


5.        Recent Developments

          The Year 2000 Issue concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g. "98" for "1998"). Software so developed could produce inaccurate or unpredictable results upon January 1, 2000, when current and future dates present a lower two digit year number than dates in the prior century. The Company, similar to most financial services providers, is subject to the potential impact of the "Year 2000 Issue" due to the nature of financial information. Potential impacts to the Company may arise from software, hardware, and equipment both within the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces (e.g. vendors providing credit bureau information).

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

Item 2.   Management's Discussion  and  Analysis  of  Results of  Operations and
          ----------------------------------------------------------------------
          Financial Condition
          -------------------

          This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K, which focuses upon relevant matters occurring during the year ended June 30, 1997. Accordingly, the ensuing discussion focuses upon the material matters at and for the three months and nine months ended March 31, 1998.

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

RESULTS OF OPERATIONS
---------------------

          The Company posted net earnings of $491,000 for the three months ended March 31, 1998 compared to net earnings of $285,000 for the three months ended March 31, 1997. For the nine months ended March 31, 1998, the Company's net earnings were $1,056,000, as compared to a net earnings of $237,000 for the nine months ended March 31, 1997. For the three months ended March 31, 1998, the net earnings were $0.21 per share - basic, compared to $0.12 per share - basic for the three months ended March 31, 1997. For the nine months ended March 31, 1998, the net earnings were $0.45 per share - basic, compared to $0.09 per share - basic for the nine months ended March 31, 1997. The net earnings for the nine months ended March 31, 1997 reflects the payment of the one-time special assessment to recapitalize the SAIF insurance fund. This one-time special assessment (of approximately $1.3 million on a pre-tax basis) represented 65.7 basis points of the deposits held by the Association as of March 31, 1995. A discussion of the specific components of net earnings is set forth in the Notes to Consolidated Financial Statements.

Net Interest Income
-------------------

          Net interest income before the provision for estimated loan losses was $2.9 million for the three months ended March 31, 1998 compared to $2.4 million for the three months ended March 31, 1997. For the nine months ended March 31, 1998, net interest income was $8.0 million compared to $7.0 million for the nine months ended March 31, 1997.

Interest Income
---------------

          Total interest income for the three months ended March 31, 1998 was $7.4 million, an increase of $0.6 million from the comparable period a year ago. The increase in interest income was primarily due to the $17.9 million increase in the average balance of interest-earning assets to $391.5 million for the three months ended March 31, 1998 from $373.6 million for the three months ended March 31, 1997. The interest income on loans increased to $6.2 million for the three months ended March 31, 1998 from $5.4 million for the three months ended March 31, 1997. The increase in interest on loans was due to the increase in the average balance of loans receivable outstanding to $312.7 million for the three months ended March 31, 1998 from $285.4 million for the three months ended March 31, 1997. The increase in interest on loans was also due to the increase in the average yield on loans to 7.88% for the three months ended March 31, 1998 from 7.59%, partially as a result of the purchase in December 1997 of approximately $10 million of equity lines of credit yielding in excess of 13%. The interest income on mortgage-backed securities decreased to $904,000 for the three months ended March 31, 1998 compared to $989,000 for the three months ended March 31, 1997. The decrease in interest income was due primarily to the decrease in average balance of mortgage-backed securities to $54.6 million for the three months ended March 31, 1998 from $61.1 million for the three months ended March 31, 1997. The total yield on total interest-earning assets increased to 7.60% for the three months ended March 31, 1998 as compared to 7.35% for the three months ended March 31, 1997 primarily as a result of the increased yield on the loans receivable.

          Total interest income for the nine months ended March 31, 1998 was $22.2 million, an increase of $2.8 million from the comparable period a year ago. The increase in interest income was primarily due to the $42.4 million increase in the average balance of interest-earning assets to $394.6 million for the nine months ended March 31, 1998 from $352.2 million for the nine months ended March 31, 1997. The interest income on loans increased to $17.6 million for the nine months ended March 31, 1998 from $15.4 million for the nine months ended March 31, 1997. The increase in interest on loans was due to the increase in the average balance of loans receivable outstanding to $302.5 million for the nine months ended March 31, 1998 from $269.6 million for the nine months ended March 31, 1997. Also, the increase was due to the increase in the average yield on loans to 7.77% for the nine months ended March 31, 1998 from 7.61% for the nine months ended March 31, 1997 resulting from repricing of adjustable rate mortgages, primarily as a result of the increase in COFI, and to the purchase in December 1997 of equity lines of credit with yields in excess of 13%. The interest income on mortgage-backed securities increased to $3.2 million for the nine months ended March 31, 1998 compared to $2.7 million for the nine months ended March 31, 1997. The increase in interest on mortgage-backed securities was due to the increase in average balances to $61.7 million for the nine months ended March 31, 1998 from $54.6 million for the nine months ended March 31, 1997. Also, the increase was due to the increase in yield to 6.82% for the nine months ended March 31, 1998 from 6.57% for the nine months ended March 31, 1997 as a result of the purchase of securities with higher yields.

Interest Expense
----------------

          Total interest expense for the three months ended March 31, 1998 was $4.5 million, an increase of $102,000 from $4.4 million for the three months ended March 31, 1997. The increase in interest expense was primarily due to the increase in the average balance of interest-bearing liabilities to $360.8 million for the three months ended March 31, 1998 from $347.5 million for the three months ended March 31, 1997. This increase was partially offset by the decrease in the overall average cost of funds to 5.03% for the three months ended March 31, 1998 from 5.12% for the three months ended March 31, 1997. The increase in the average balance of interest-bearing savings accounts was primarily due to the purchase of a $20 million branch from another financial institution in February 1997 and the establishment of a de novo branch in March 1997 which has generated approximately $12.0 million in total deposits as of March 31, 1998. The average cost of funds for interest-bearing savings accounts decreased to 4.69% for the three months ended March 31, 1998 from 4.77% for the three months ended March 31, 1997 primarily as a result of lower renewal rates on maturing certificates of deposits and the increase in average core deposits (passbook accounts, NOW accounts, money market savings and checking accounts).

          Total interest expense was $14.2 million for the nine months ended March 31, 1998 as compared to $12.4 million for the nine months ended March 31, 1997. The increase in expense was primarily due to the $40.2 million increase in average interest-bearing liabilities to $365.4 million for the nine months ended March 31, 1998 from $325.2 million for the nine months ended March 31, 1997. Interest expense on interest-bearing savings accounts increased by $1.5 million as a result of the increase in average interest-bearing savings accounts to $284.6 million for the nine months ended March 31, 1998 as compared to $247.5 million for the nine months ended March 31, 1997 due partially to the branch acquisition and growth of the de novo branch. Interest expense on savings accounts also increased due to the increase in the average cost of savings accounts to 4.85% for the nine months ended March 31, 1998 from 4.76% for the same period a year ago. Interest expense from borrowings increased by $251,000 due to the increase in the average cost of funds to 6.33% for the nine months ended March 31, 1998 from 6.15% for the nine months ended March 31, 1997 and to the slight increase in the average borrowings to $80.8 million for the nine months ended March 31, 1998 compared to $77.7 million for the same period a year ago.

Analysis of Net Interest Income
-------------------------------

          The following table sets forth average interest rates on the Company's interest-earning assets and interest-bearing liabilities for the three month and nine month periods ended March 31, 1998 and March 31, 1997 (dollars are in thousands and average balances are based on month-end amounts):

                                                   Three Months Ended March 31,             Nine months ended March 31,
                                                     1998              1997                   1998               1997
                                                     ----              ----                   ----               ----
                                                Average  Yield     Average  Yield       Average  Yield     Average  Yield
                                                Balance   Rate     Balance   Rate       Balance   Rate     Balance   Rate
                                                ---------------------------------        -----------------------------------
ASSETS:
 Interest-earning assets:
  Loans receivable                             $312,720  7.88%    $285,428  7.59%      $302,483  7.77%    $269,623  7.61%
  Mortgage-backed securities                     54,617  6.62       61,087  6.48         61,723  6.82       54,593  6.57
  Investment securities and other                24,134  6.17       27,118  6.83         30,385  6.34       27,936  6.37
                                               --------           --------             --------           --------
          Total interest-earning assets         391,471  7.60%     373,633  7.35%       394,591  7.51%     352,152  7.35%
Noninterest-earning assets                       13,560             11,867               13,511             11,256
                                               --------           --------             --------           --------
          Total assets                         $405,031           $385,500             $408,102           $363,408
                                               ========           ========             ========           ========

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
  Savings accounts                             $283,598  4.69%    $262,547  4.77%      $284,626  4.85%    $247,497  4.76%
  Borrowings                                     77,192  6.27       84,996  6.11         80,768  6.33       77,662  6.15
                                               --------           --------             --------           --------
          Total interest-bearing liabilities    360,790  5.03%     347,543  5.12%       365,394  5.18%     325,159  5.09%
Noninterest-bearing liabilities                  13,010              7,755               12,029              7,259
Stockholders' equity                             31,231             30,202               30,679             30,990
                                               --------           --------             --------           --------
          Total liabilities and equity         $405,031           $385,500             $408,102           $363,408
                                               ========           ========             ========           ========

Net interest rate spread                                 2.57%              2.25%                2.33%              2.26%
Net interest margin                                      2.96%              2.61%                2.71%              2.65%
Ratio of interest-earning assets
 to interest-bearing liabilities                 108.50%            107.51%              107.99%            108.30%


          The Company's average net interest spread increased to 2.57% for the three months ended March 31, 1998 from 2.25% for the three months ended March 31, 1997. The increase was the combination of an increase in the average yield on interest-earning assets with a decrease in the average cost of funds for interest-bearing liabilities for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The average yield on interest-earning assets improved to 7.60% for the three months ended March 31, 1998 as compared to 7.35% for the three months ended March 31, 1997. The average cost of funds for interest-bearing liabilities decreased to 5.03% for the three months ended March 31, 1998 from 5.12% for the three months ended March 31, 1997.

          The average yield on loans receivable increased to 7.88% for the three months ended March 31, 1998 from 7.59% for the three months ended March 31, 1997. The increase in yield was due partially to the increase in yields on new loans originated or purchased which have adjustable rate features, primarily indexed to COFI and the repricing of adjustable rate loans, indexed to COFI and to the One-Year Treasury Constant Maturity Index (CMT), resulting in higher current rates. The increase in yield was also due to the purchase of approximately $10 million in equity lines of credit in December 1997 with yields in excess of 13%. The average yield on mortgage-backed securities increased slightly to 6.62% for the three months ended March 31, 1998 from 6.48% for the three months ended March 31, 1997 as a result of mortgage-backed securities acquired with slightly higher yields in the past twelve months, replacing mortgage-backed securities sold during the same period.

          The majority of the Association's savings accounts are relatively short term (less than two years) and therefore the average cost of deposits adjusts relatively rapidly to market rates. The average cost of savings accounts decreased by 8 basis points to 4.69% for the three months ended March 31, 1998 from 4.77% for the three months ended March 31, 1997. The decrease was due to the renewal of certificates of deposit at rates lower than those maturing and also due to an increase in the Association's core deposits to $75.1 million for the three months ended March 31, 1998 from $52.8 million for the three months ended March 31, 1997. Also, the average balance of borrowings, principally from the FHLB, decreased to $77.2 million in borrowings for the three months ended March 31, 1998 compared to $85.0 million for the comparable period a year ago. The average balance of borrowings decreased as a result of the increase of the average savings accounts. The average cost of borrowings increased to 6.27% for the three months ended March 31, 1998 from 6.11% for the same period a year ago as a result of lengthening the average maturity of such borrowings to reduce the Company's sensitivity to changes in interest rates.

          The net interest spread increased to 2.33% for the nine months ended March 31, 1998 from 2.26% for the comparable period a year ago as a result of the increase in the average yield on interest-earning assets partially offset by the increase in the average cost of interest-bearing liabilities. The average yield on interest-earning assets improved to 7.51% for the nine months ended March 31, 1998 from 7.35% for the nine months ended March 31, 1997. The increase was due to the increase in the average yields for loans receivable and mortgage-backed securities related to higher yields on recent purchases and originations. The average cost of interest bearing liabilities increased by 9 basis points to 5.18% for the nine months ended March 31, 1998 from 5.09% for the nine months ended March 31, 1997. The increase for the nine months ended March 31, 1998 was primarily due to promotional rates on new accounts for the new branch and to the lengthening of the average maturity of the Company's borrowings.

Provision for Estimated Loan Losses
-----------------------------------

          The provision for estimated loan losses for the three months ended March 31, 1998 was $115,000 compared with $194,000 for the three months ended March 31, 1997. The decrease in the provision for estimated loan losses was due primarily to the decrease in charge-offs related to fair value writedowns as compared to the comparable period a year ago. For the nine months ended March 31, 1998, the provision for estimated loan losses totaled $458,000 as compared to $487,000 for the same period a year ago. The decrease was due to a decrease in charge-offs in the nine months ended March 31, 1998 as compared to the same period a year ago. See "Financial Condition."

Other Income
------------

          Other income increased to $277,000 for the three months ended March 31, 1998 from $195,000 for the three months ended March 31, 1997. The increase was primarily due to the increase in fees from savings deposit activities to $125,000 for the three months ended March 31, 1998 as compared to $78,000 for the three months ended March 31, 1997. Also contributing to the increase was increased loan fee income to $138,000 from $109,000 and an increase in fees generated by the Association's subsidiary, First Covina Service Company, related to sales of mutual funds and annuities. Partially offseting these increases was the increase in the net loss resulting from real estate owned operations to $70,000 for the three months ended December 31, 1997 from $10,000 for the same period a year ago. For the nine months ended March 31, 1998, other income increased to $868,000 from $728,000 primarily as a result of increased fee income on savings account activities and the increase in loan related fees. See "Financial Condition."

General and Administrative Expenses
-----------------------------------

          For the three months ended March 31, 1998, general and administrative expenses increased to $2.2 million from $1.9 million for the three months ended March 31, 1997. The increase was primarily due to the $158,000 increase in compensation and benefits expense related to stock compensation programs which increased as a result of the appreciation in the Company's Common Stock and to the increase in personnel related to the addition of two branches. Also contributing to the increased general and administrative expenses were increases totaling $63,000 related to building, equipment and data processing expenses associated with these two additional branches as well as increases in depreciation expenses for the purchase of new hardware to replace outdated equipment in coordination with the transfer to a new data processor. Included in other expenses for the three months ended March 31, 1998 was $27,000 in amortization of the core deposit intangible related to the deposits purchased in February 1997.

          For the nine months ended March 31, 1998, the Company's general and administrative expenses increased to $6.6 million as compared to $5.5 million (excluding the $1.3 million one-time special assessment to recapitalize the insurance fund) for the comparable period a year ago. The increase in the current period was due to the increase in costs related to stock compensation programs, two additional branches and the amortization of the core deposit intangible. Partially offsetting these increases was the reduction in FDIC assessments as a result of the lowering of premiums subsequent to the recapitalization of the insurance fund.

Income Taxes
------------

          The Company recorded $356,000 in income taxes for the three months ended March 31, 1998 compared to $208,000 for the three months ended March 31, 1997. The effective tax rates for the three months ended March 31, 1998 and March 31, 1997 were approximately 42.0% and 42.2%, respectively. For the nine months ended March 31, 1998, the income taxes recorded was $770,000 as compared to $180,000 for the same period a year ago.

FINANCIAL CONDITION
-------------------

          The Company's total assets were $401.1 million at March 31, 1998, a slight decrease from the $409.3 million in total assets at June 30, 1997. The Company's loans receivable held for investment increased by $23.4 million to $308.0 million at March 31, 1998 as compared to $284.6 million at June 30, 1997. The increase is due primarily to the purchase of approximately $30.2 million in adjustable rate mortgage loans and $10.4 million in home equity lines of credit indexed to COFI. The Company reduced its investment in overnight federal funds sold and sold approximately $16.7 million in mortgage-backed securities to aid in the funding of these purchases. The Company purchased the loans with the intent on increasing interest income and to reduce its sensitivity to changes in interest rates.

          During the nine months ended March 31, 1998, the Company originated and purchased for investment a total of $63.7 million in mortgage and home equity loans as compared to the $57.0 million purchased and originated in the nine month period ended March 31, 1997. The loans purchased in the nine months ended March 31, 1998 were adjustable rate and primarily indexed to COFI. The Company also originated $13.8 million in mortgage loans for sale to the secondary market and sold approximately $13.1 million through March 31, 1998 as compared to the origination and sale of approximately $4.5 million for the same period a year ago.

          The Company's non-performing assets totaled $5.1 million at March 31, 1998 compared to $2.8 million at June 30, 1997. The increase in non-performing assets was due primarily to the increase in the amount of loans on non-accrual status to $3.3 million at March 31, 1998 compared to $1.7 million at June 30, 1997. The increase in non-accrual loans was due to the continuation of an uncertain local real estate market throughout most of this year. Also, real estate owned increased to $1.7 million at March 31, 1998 compared to $1.1 million at June 30, 1997. The overall result was an increase in the Company's ratio of non-performing assets to total assets to 1.26% at March 31, 1998 from 0.70% at June 30, 1997.

The following table sets forth the non-performing assets at March 31, 1998 and June 30, 1997:

                                                         March 31, 1998     June 30, 1997
                                                         --------------     -------------
                                                               (dollars in thousands)
          Non-accrual loans                                   $3,296             $1,699
          Real estate acquired through foreclosure             1,757              1,150
                                                              ------             ------
                   Non-performing assets                      $5,053             $2,849
                                                              ======             ======

          Non-performing assets as a percent of total
            assets                                              1.26%              0.70%

          Non-performing loans as a percent of gross
            loans receivable                                    1.06%              0.59%


          The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. The Company applies the measurement provisions of SFAS No. 114 to all loans in its portfolio with the exception of one- to four-family residential mortgage loans and consumer lines of credit which are evaluated on a collective basis for impairment. Also, loans which have delays in payments of less than four months are not necessarily considered impaired unless other factors apply to the loans. The accrual of interest income on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan. At March 31, 1998, the Company had classified one loan with a balance of $615,000 as impaired with $100,000 in specific reserves set aside as of March 31, 1998 as determined in accordance with SFAS No.

114. In comparison, as of June 30, 1997, the Company had classified $530,000 of its loans as impaired with $100,000 in specific reserves. In addition, as of March 31, 1998, the Company had $2.6 million in loans which were collectively evaluated for impairment compared to $1.7 million at June 30, 1997. The average recorded investment in impaired loans, inclusive of those evaluated collectively, during the nine months ended March 31, 1998, was $3.0 million, whereas, the average for the twelve months ended June 30, 1997 was $1.6 million.

          The Company, in consideration of the current local economic environment and the condition of the loan portfolio, maintained the allowance for estimated loan losses at March 31, 1998 at $1.4 million. Although loans on non-accrual status have increased to $3.3 million at March 31, 1998 from $1.7 million at June 30, 1997, the allowance for estimated loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. However, there can be no assurance losses will not exceed the reserves established or that the reserves will not have to be increased in the future. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The Company's non-performing loans are primarily made up of one- to four-family residential mortgage loans. The following table sets forth the activity in the Company's allowance for estimated loan losses for the three months ended March 31, 1998:



                                                        Activity for the three months ended
                                                                  March 31, 1998
                                                                  --------------

          Balance at June 30, 1997                                  $1,263,000
          Add:
                   Provision for estimated loan losses                 458,000
                   Recoveries of previous charge-offs                        -
          Less:
                   Charge-offs                                         298,000
                                                                    ----------
          Balance at March 31, 1998                                 $1,423,000
                                                                    ==========


          The Company's total liabilities decreased slightly to $369.4 million at March 31, 1998 from $379.4 million at June 30, 1997. Total deposit accounts increased $1.8 million to $290.1 million at March 31, 1998 from $288.3 million at June 30, 1997, primarily as a result of the growth in deposit accounts at the bank's new branch office and due to interest credited to accounts. Total core deposits increased approximately $21.9 million to $87.8 million at March 31, 1998 as the Company continued its focus on increasing customer relationships with checking, passbook and money market savings accounts. The growth in core deposits was partially offset by the $20.1 million decrease in certificates of deposit to $202.3 million at March 31, 1998 from $222.4 million at June 30, 1997. The Company reduced its borrowings from the FHLB by $8.8 million and its securities sold under agreements to repurchase by $3.4 million during the nine months ended March 31, 1998. The Company continues to utilize FHLB advances and securities sold under agreements to repurchase as part of its asset and liability management strategy.

          The Company's stockholders' equity increased to $31.6 million at March 31, 1998 from $29.9 million at June 30, 1997 primarily due to the net earnings from operations and the reduction of the net unrealized loss on securities available for sale.

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

          The Association, by regulation, must maintain its liquidity ratio at no less than 4.0% of deposits and short-term borrowings. Liquidity represents cash and certain investments which are not committed or pledged to specific liabilities. The Association's average liquidity ratio for March 31, 1998 and March 31, 1997 was 16.79% and 9.29%, respectively.

COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------

          At March 31, 1998, there were no material changes to the Company's commitments or contingent liabilities from the period ended June 30, 1997 as discussed in the Company's notes to the consolidated financial statements reflected in the audited consolidated financial statements of SGV Bancorp, Inc., for the year ended June 30, 1997 included in the Annual Report on Form 10-K for the year ended June 30, 1997. At March 31, 1998, the Company had outstanding commitments to originate or purchase mortgage loans of $3.3 million as compared to $1.4 million at June 30, 1997.

REGULATORY CAPITAL
------------------

          The Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio. The core capital requirement has been effectively increased to 4% because the prompt corrective action legislation provides that institutions with less than 4% core capital will be deemed "undercapitalized". In addition, the OTS, under the prompt corrective action regulation can impose various constraints on institutions depending on their level of capitalization ranging from well-capitalized to critically undercapitalized. At March 31, 1998, the Association was considered "well-capitalized".

        The Association was in compliance with the capital requirements in effect as of March 31, 1998. The following table reflects the required ratios and the actual capital ratios of the Association at March 31, 1998:

                                                                          Capital
                                                                          -------
                            Actual       Required        Excess       Actual     Required
                            Capital       Capital        Amount      Percent      Percent
                            -------       -------        ------      -------      -------
                                 (dollars in thousands)
          Tangible          $27,343       $ 5,996       $21,347        6.84%       1.50%

          Core              $27,343       $11,993       $15,350        6.84%       3.00%

          Risk-based        $28,666       $15,828       $12,838       14.54%       8.00%



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

         See the discussion under "Management of Interest Rate Risk" on page 16 for certain disclosures about market risk. There have been no material changes in information regarding quantitative and qualitative disclosures about market risk as of March 31, 1998 from the information as of June 30, 1997, which was disclosed in the Company's 1997 Form 10-K.

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

Item 4.         Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------
                         None.


Item 5.         Other Information
                -----------------
                         None.


Item 6.         Exhibits and Reports on Form 8-K
                --------------------------------

          (a)      The following exhibits are filed as part of this report:

            3.1 Certificate of Incorporation of SGV Bancorp, Inc. *
            3.2 Bylaws of SGV Bancorp, Inc. *
           11.0 Computation of per share earnings (filed herewith).
           27.0 Financial data schedule (filed herewith).
          (b)      Reports on Form 8-K
                            None.
------------------------
* Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on March 6, 1995 and declared effective on May 9, 1995, Registration No. 33-90018.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SGV BANCORP, INC.




May 10, 1998                              /s/  Barrett G. Andersen
--------------------------------          -------------------------------------
              Date                        Barrett G. Andersen
                                          President and Chief Executive Officer



May 10, 1998                              /s/  Ronald A. Ott
--------------------------------          ------------------------------------
              Date                        Ronald A. Ott
                                          Executive Vice President
                                          Chief Financial Officer and Treasurer