Form 10-K
period 1998-06-30
SGV BANCORP INC
filed 1998-09-28
CIK 940511

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K


                  Annual report pursuant to Section 13 of the
                         Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 1998

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive amendment to this Form 10-K.
|_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $26,500,000, based upon the last sales price as quoted on The NASDAQ Stock Market for September 22, 1998.

      The number of shares of Common Stock outstanding as of September 22, 1998:
2,230,823.

                                    INDEX

                                                                         PAGE

                                    PART I



Item 1.   Description of Business..................................        1
Item 2.   Properties...............................................       37
Item 3.   Legal Proceedings........................................       38
Item 4.   Submission of Matters to a Vote of Security Holders......       38



                                   PART II



Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters......................................       38
Item 6.   Selected Financial Data..................................       39
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................       41
Item 8.   Financial Statements and Supplementary Data..............       58
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure...................       100



                                   PART III



Item 10.  Directors and Executive Officers of the Registrant.......       100
Item 11.  Executive Compensation...................................       100

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management...........................................       100
Item 13.  Certain Relationships and Related Transactions...........       100



                                   PART IV



Item 14.  Exhibits, Financial Statements Schedules and Reports
          on Form 8-K..............................................       100



Signatures  .......................................................       102

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

      The principal business of the Association is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Association engages in secondary market activities and invests in multi-family, commercial real estate, construction, land and consumer loans. Loan sales come from loans held in the Association's portfolio designated as being held for sale or originated during the period and being so designated. The Association retains virtually all the servicing rights of loans sold. The Association's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities, income from loan servicing, and fee income generated from deposit accounts. The Association's primary sources of funds are deposits, principal and interest payments on loans, advances from the Federal Home Loan Bank of San Francisco (the FHLB) and, to a lesser extent, proceeds from the sale of loans.

Market Area and Competition

      The Association conducts business from its administrative branch office located in West Covina, California and its seven other offices located in Covina, Hacienda Heights, La Verne, City of Industry, Arcadia, and Duarte, all of which are located in the eastern part of the greater Los Angeles metropolitan area. The Association is currently seeking to expand its market share through the acquisition of additional branch offices in its current market area. If successful, the Association believes it would increase total deposits by approximately $60 million or 20%. There can be no assurance, however, the Association will be successful. The Association has been and continues to be a community-oriented savings institution, which primarily originates one- to four-family residential mortgage loans within its primary market area. The Association's deposit gathering is concentrated in the communities surrounding its offices in eastern Los Angeles county. The Association makes loans secured by deeds of trust in portions of eastern Los Angeles, western San Bernardino and Riverside, and Orange counties.

      The Los Angeles metropolitan area is a highly competitive market. The Association faces significant competition both in making loans and in attracting deposits. The Association's share of deposits and loan originations in the Los Angeles metropolitan area amounts to less than one percent. The Association faces direct competition from a significant number of financial institutions operating in its market area, many with a statewide or regional presence and in some cases a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Association. The Association's competition for loans comes principally from commercial banks, savings and loan associations, mortgage banking companies, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. In addition, the Association faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

Lending Activities

      LOAN PORTFOLIO COMPOSITION. The Association's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At June 30, 1998, the Association had total loans outstanding of $297.6 million, of which $247.1 million were one- to four-family, owner-occupied residential mortgage loans, or 83.1% of the Association's total loans. The remainder of the portfolio consists of $29.5 million of multi-family mortgage loans, or 9.9% of total loans; $11.9 million of commercial real estate loans, or 4.0% of total loans; and consumer loans of $9.0 million or 3.0% of total loans. The Association had $391,000 in loans held for sale as of June 30, 1998. At that same date, 78.9% of the Association's mortgage loans had adjustable interest rates. Of the Association's adjustable-rate mortgage loans, 21.7% are indexed to the one-year Constant Maturity Treasury ("CMT") Index and 78.0% are indexed to the 11th District Cost of Funds Index ("COFI"). The COFI is a lagging market index and therefore may adjust more slowly than the cost of the Association's interest-bearing liabilities. As the determination of the COFI becomes concentrated in fewer institutions, funding decisions by a relatively few large institutions could potentially further reduce the correlation of COFI to changes in general market interest rates and the Company's cost of funds.

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



                                                                              AT JUNE 30,
                                       ---------------------------------------------------------------------------------------------
                                             1998              1997                1996               1995                1994
                                       ---------------    ---------------    ----------------   ----------------    ----------------
                                               Percent            Percent             Percent           Percent             Percent
                                       AMOUNT of Total    Amount of Total    Amount  of Total   Amount  of Total    Amount  of Total
                                       ------ --------    ------ --------    ------  --------   ------  --------    ------  --------
                                                                            (DOLLARS IN THOUSANDS)
REAL ESTATE AND OTHER:
One- to four family                  $247,129   83.04%  $250,303   87.29%  $226,660    87.81%  $187,693  85.82%   $177,544    85.00%
Multi-family                           29,546    9.93     27,241    9.50     21,690     8.40     20,431    9.34     20,215     9.68
Commercial                             11,895    4.00      8,660    3.02      9,331     3.62      9,567    4.37      9,791     4.69
Construction and land                       -    0.00          -    0.00          -     0.00        415    0.19        665     0.32
Consumer                                9,007    3.03        533    0.19        440     0.17        602    0.28        643     0.31
                                     --------  -------  --------  -------   -------   -------  --------  -------  --------   -------
  Total loans                         297,577  100.00%   286,737  100.00%   258,121   100.00%   218,708  100.00%   208,858   100.00%
                                               =======            =======             =======            =======             =======
LESS:
Unamortized yield adjustments, net       (613)               121                (64)                 45                101
Deferred loan fees, net                   635                515                451                 472                528
Allowance for estimated loan losses     1,425              1,263              1,058                 792                562
                                     --------            --------           -------            --------           --------
  Total loans, net                    296,130            284,838            256,676             217,399            207,667
LESS:
Loans receivable held for sale:
  One- to four-family                     391                230                723                   -                  -
                                     --------            --------           -------            --------           --------
    Loans receivable held for
     investment                      $295,739           $284,608           $255,953            $217,399           $207,667
                                     ========           ========           ========            ========           ========



      LOAN MATURITY. The following table shows the contractual maturity of the Association's gross loans at June 30, 1998. The table does not include principal repayments. Principal repayments on total loans totaled $61.0 million for the year ended June 30, 1998 and $33.2 million and $25.0 million for the years ended
June 30, 1997 and 1996, respectively.


                                                                 AT JUNE 30, 1998
                                             ---------------------------------------------------------------------
                                             ONE- TO                                                      TOTAL
                                              FOUR-     MULTI-                CONSTRUCTION                LOANS
                                              FAMILY    FAMILY    COMMERCIAL    AND LAND     CONSUMER   RECEIVABLE
                                             --------  ---------  ----------  ------------  ---------- -----------
                                                                         (IN THOUSANDS)

AMOUNTS DUE:
   One year or less                         $   2,734   $    -    $    186     $       -     $    481   $   3,401
   After one year:
      More than one year to three years         1,117    5,729          72             -            -       6,918
      More than three years to five years       6,081    5,743       2,037             -            -      13,861
      More than five years to 10 years          3,797    1,677         625             -            -       6,099
      More than 10 years to 20 years           38,233   15,977       6,986             -            -      61,196
      More than 20 years                      195,167      420       1,989             -        8,526     206,102
                                             --------   ------    --------      --------      -------    --------
      Total due after June 30, 1999           244,395   29,546      11,709             -        8,526     294,176
                                             --------   ------    --------      --------      -------    --------
      Total amount due                        247,129   29,546      11,895             -        9,007     297,577
   Less:
      Unamortized yield adjustments              (521)     143           -             -         (235)       (613)
      Deferred loan fees                          377      195          63             -            -         635
      Allowance for estimated loan losses         616      397          89             -          323       1,425
                                             --------   ------    --------      --------      -------    --------
   Total loans, net                           246,657   28,811      11,743             -        8,919     296,130

   Loans receivable held for sale                 391        -           -             -            -         391
                                             --------   ------    --------      --------      -------    --------
   Loans receivable held for investment      $246,266  $28,811     $11,743       $     -      $ 8,919    $295,739
                                             ========  =======     =======       ========     =======    ========



      The following table sets forth at June 30, 1998, the dollar amount of gross loans receivable contractually due after June 30, 1999, and whether such loans have fixed interest rates or adjustable interest rates.


                                            DUE AFTER JUNE 30, 1999
                                ------------------------------------------------
                                    FIXED           Adjustable         Total
                                --------------    ---------------   ------------
                                                  (IN THOUSANDS)
Real estate loans:
   One- to four-family           $  51,550          $ 192,845        $ 244,395
   Multi-family                      4,874             24,672           29,546
   Commercial real estate            2,822              8,887           11,709
   Construction and land                 -                  -                -
Consumer                                 -              8,526            8,526
                                --------------    ---------------  -------------
      Total loans receivable     $  59,246          $ 234,930        $ 294,176
                                ==============    ===============  =============

      ORIGINATION, SALE, SERVICING AND PURCHASE OF LOANS. The Association's mortgage lending activities are conducted primarily by commissioned loan representatives and through its eight branch offices. The Association originates both adjustable-rate and fixed-rate mortgage loans. The Association's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. It is the general policy of the Association to sell the majority of the fixed-rate mortgage loans that it originates. The Association may also sell the adjustable-rate mortgage loans that it originates. The Association utilizes forward commitments to hedge the risks associated with a change in interest rates between origination and sale of loans. At June 30, 1998, the Association had one forward commitment of $1.0 million. The Association retains virtually all servicing of the loans sold. See "Loan Servicing." The Association recognizes, at the time of sale, the cash gain or loss on the sale of the loans sold. At June 30, 1998, there was $391,000 in fixed-rate mortgage loans categorized as held for sale. From time to time, the Association has purchased loans originated by other institutions based upon the Association's investment needs and market opportunities. During the year ended June 30, 1998, the Association purchased $29.9 million of one- to four-family mortgage loans with adjustable interest rates indexed primarily to COFI which are secured by principal properties located in Southern California. The Association also purchased $10.7 million of home equity lines of credit with adjustable interest rates indexed to COFI and LIBOR. These loans are considered consumer loans as they were underwritten primarily based upon the credit worthiness of the customer with a trust deed filed as an abundance of caution. The Association has purchased loans during the past two years as a supplement to its internal origination process in order to meet internal goals. The Association has reviewed each loan it purchases to ensure it meets the Association's underwriting guidelines. The loans were purchased in several transactions consummated during the year ended June 30, 1998.



The following table sets forth the Association's loan originations, purchases, sales and principal repayments for the periods indicated:


                                           FOR THE YEARS ENDED JUNE 30,
                                     ----------------------------------------
                                         1998           1997           1996
                                     ------------   ------------   ----------
                                                   (IN THOUSANDS)
Gross loans (1):
Beginning balance                    $  286,101     $   257,734    $   218,191

   Loans originated:
      One- to four-family (2)            46,787          33,108         31,110
      Multi-family                        3,977           3,242          1,163
      Commercial                          3,540             160             70
                                     ------------   ------------   -------------
         Total loans originated          54,304          36,510         32,343
   Loans purchased:
      Mortgage loans                     29,941          33,320         48,297
      Consumer loans                     10,682               -              -
                                     ------------   ------------   -------------
         Total                          381,028         327,564        298,831
Less:
   Principal repayments                  61,019          33,216         25,029

   Sales of loans                        19,526           5,644         13,183

   Transfer to REO                        2,928           2,603          2,885
                                     ------------   ------------   -------------
Total loans                             297,555         286,101        257,734
   Loans held for sale                      391             230            723
                                     ------------   ------------   -------------
Ending balance, loans held
   for investment                    $  297,164     $   285,871    $   257,011

                                     ============   ============   =============

--------------------------------------
      (1) Gross loans includes loans receivable held for investment and loans held for sale, net of deferred loan fees, undisbursed loan funds and unamortized premiums and discounts.
      (2)   Consumer loans originated are included in one- to four-family loans.

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

      At June 30, 1998, the Association's total loans outstanding were $297.6 million, of which $247.1 million or 83.1% were one- to four-family residential mortgage loans. Of the one-to four-family residential mortgage loans outstanding at that date, 22.0% were fixed-rate loans, and 78.0% were adjustable-rate mortgage loans. The Association's adjustable-rate mortgage loans are generally indexed to COFI and the CMT. The Association currently offers a number of adjustable-rate mortgage loan programs with interest rates which adjust monthly, semi-annually, or annually. A portion of the Association's adjustable-rate mortgage loans have introductory terms of three or five years and at the end of such period will adjust either monthly or annually according to their terms. The Association's adjustable-rate mortgage loans generally provide for periodic and overall caps on the increase or decrease in interest rate at any adjustment date and over the life of the loan. At June 30, 1998, approximately $500,000 of the Association's one- to four-family adjustable-rate mortgage loans had interest rates that were between 0 to 200 basis points below their lifetime caps, $52.1 million that were between 200 to 400 basis points below their lifetime caps, with the remainder having interest rates that were more than 400 basis points below their lifetime caps. The Association currently has $78.2 million in mortgage loans that may be subject to negative amortization. The negative amortization is currently capped at up to 115% of the original loan amount. Negative amortization involves a greater risk to the Association because during a period of high interest rates, the loan principal may increase above the amount originally advanced. However, the Association believes that the risk of default may be reduced by negative amortization caps, underwriting criteria and the stability provided by payment schedules.

      Of the Association's one- to four-family mortgage loans, $44.9 million, or 18.2%, were secured by non-owner-occupied residences. Loans secured by non-owner-occupied properties are generally considered to involve a higher degree of credit risk than loans secured by owner-occupied properties because payment is generally dependent upon the property producing sufficient income to cover debt service and any operating expenses.

      The Association's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. The Association currently has a limited program which is designed to promote home ownership and allows potential borrowers the ability to receive a mortgage loan with loan-to-values up to 100% with no private mortgage insurance. This program is capped at $1 million in loans outstanding. Mortgage loans originated by the Association generally include due-on-sale clauses, which provide the Association with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Association's consent. Due-on-sale clauses are an important means of adjusting the rates on the Association's fixed-rate mortgage loan portfolio and the Association has generally exercised its rights under theseclauses.

      MULTI-FAMILY LENDING. The Association originates multi-family mortgage loans generally secured by five to thirty-six unit apartment buildings located in the Association's primary market area. As a result of uncertain market conditions in its primary market area, the Association currently originates multi-family loans on a limited and highly selective basis. In reaching its decision on whether to make a multi-family loan, the Association considers the qualifications of the borrower as well as the underlying property. Some of the factors to be considered are: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value. Pursuant to the Association's current underwriting policies, a multi-family adjustable-rate mortgage loan may only be made in an amount up to 75% of the appraised value of the underlying property to a maximum amount of $750,000. Subsequent declines in the real estate values in the Association's primary market area have resulted in some increase in the loan-to-value ratio on some mortgage loans. In addition, the Association generally requires a minimum debt service ratio of 115%. Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans. The Association's multi-family loan portfolio at June 30, 1998 totaled $29.5 million.

      When evaluating the qualifications of the borrower for a multi-family loan, the Association considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Association's lending experience with the borrower. The Association's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is required to presen evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Association generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. The Association's largest multi-family loan at June 30, 1998, had an outstanding balance of $1.1 million, was current at that date and is secured by a 22-unit apartment complex.

      The Association may purchase multi-family loans from other financial institutions. As part of the review process, the loans being purchased are appraised and must meet the same underwriting standards as loans processed internally. During the year ended June 30, 1998, the Association purchased $1.1 million of multi-family loans from another financial institution.

      Loans secured by apartment buildings and other multi-family residential properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Association seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt coverage ratio.

      COMMERCIAL REAL ESTATE LENDING. The Association originates commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings or retail facilities located in the Association's primary market area. The Association's underwriting procedures provide that commercial real estate loans be made in amounts up to the lesser of 75% of the appraised value of the property, or at the Association's current loans-to-one borrower limit. These loans may be made with terms up to thirty years for adjustable-rate loans and are indexed to CMT or COFI. The Association's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Association considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Association has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 115%. The largest commercial real estate loan in the Association's portfolio at June 30, 1998, had an outstanding balance of $1.0 million, was current at that date and is secured by a mini-storage warehouse. At June 30, 1998, the Association's commercial real estate loan portfolio was $11.9 million or 3.0% of total loans. The Association currently originates commercial real estate loans on a limited and highly selective basis in its primary market area.

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

      CONSTRUCTION AND LAND LENDING. The Association has in the past originated loans for the acquisition and development of property to contractors and individuals in its primary market area. The Association's construction loans primarily have been made to finance the construction of one- to four-family, owner-occupied residential properties. These loans were primarily adjustable-rate loans with maturities of one year or less. The Association is not currently originating construction and land loans but may in the future depending on market conditions. At June 30, 1998, the Association had no construction or land loans outstanding.

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

      CONSUMER LENDING. The Association originates consumer loans such as lines of credit and loans secured by savings accounts. The total amount comprising these two product types is less than 0.2% of the Association's loan portfolio. In this fiscal year, the Association purchased a portfolio of home equity lines of credit (HELOCs) from another financial institution which were primarily approved based upon the credit worthiness of the borrower and also had a lien placed on the borrower's property, usually as a second lien. The loan-to-values of this portfolio of loans generally were in excess of 100%. Loans which met the Association's underwriting requirements were selected for purchase. The HELOCs have interest rates indexed primarily to COFI and LIBOR, with margins of 9.95% and adjust monthly. The maximum lines granted were generally for $25,000. The borrower is generally allowed to draw on the line of credit for a period of ten year to fifteen years after which time the loan is converted to fixed term loan with no further access to the line. The Association's HELOC portfolio of $8.5 million represents approximately 2.9% of its total loan portfolio.

      The Association's HELOC portfolio has a higher degree of credit risk than loans secured by real estate property with loan-to-values less than 70% as the payment as to interest and principal is generally dependent upon the capacity of the borrower and not upon the collateral. For loans which have become non-accrual, the Association would generally not initiate foreclosure proceedings on any property which has been determined to have a current combined loan-to-value in excess of 100%. Loans in this category would generally be charged-off although, in certain circumstances, collection efforts may continue. The Association has set aside general valuation allowances which management believes reflect the risk of the portfolio. If future loss experience or other factors change management's expectations, management will adjust the general valuation allowance to reflect such expectations.

      LOAN SERVICING. The Association also services mortgage loans for others. All of the loans currently being serviced for others are loans which have been sold by the Association. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. At June 30, 1998, the Association was servicing $99.7 million of loans for others.

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

      The Association's Internal Asset Review Committee reviews and classifies the Association's assets monthly and reports the results of its review to the Board of Directors. The Association classifies assets in accordance with the management guidelines described above. Real Estate Owned ("REO") is classified as Substandard. At June 30, 1998, the Association had $3.0 million of assets classified as Special Mention, $6.3 million of assets classified as Substandard, with no assets classified as Doubtful or as Loss. Loans classified as Special Mention are a result of past delinquencies or other identifiable weaknesses. At June 30, 1998, the largest loan classified as Special Mention had a loan balance of $843,000.

      The Association generally requires appraisals on an annual basis on foreclosed properties and, to the extent necessary, on impaired loans. The Association conducts external inspections on foreclosed properties and certain other properties as deemed necessary.



      The following table sets forth delinquencies in the Association's loan portfolio as of the dates indicated:



                               AT JUNE 30, 1998                            AT JUNE 30, 1997
                     -------------------------------------  --------------------------------------------
                         60-89 DAYS       90 DAYS OR MORE        60-89 DAYS          90 DAYS OR MORE
                     ------------------  ------------------  ------------------  -----------------------

                               Principal            Principal             Principal            Principal
                      Number    Balance    Number    Balance    Number    Balance    Number     Balance
                     of Loans  of Loans   of Loans  of Loans   of Loans   of Loans  of Loans   of Loans
                     --------  ---------  --------  ---------  --------   --------  ---------  ---------
                                                      (DOLLARS IN THOUSANDS)
One- to four-family       1     $  206        9     $  1,215        3      $  834        12     $ 1,699
Multi-family              -          -        1          570        -           -         -           -
Commercial                -          -        -            -        -           -         -           -
Construction and land     -          -        -            -        -           -         -           -
Consumer loans            3         59        9          126        -           -         -           -
                      --------  ---------  --------  ---------  --------   --------  ---------  --------
  Total                   4     $  265       19      $ 1,911        3      $  834        12     $ 1,699
                      ========  =========  ========  =========  ========   ========  =========  ========
Delinquent loans to
  total gross loans    0.13%      0.09%    0.63%        0.65%    0.11%       0.29%     0.46%       0.59%


                                 AT JUNE 30, 1996
                     ----------------------------------------
                         60-89 DAYS         90 DAYS OR MORE
                     ------------------  --------------------

                               Principal            Principal
                      Number    Balance    Number    Balance
                     of Loans  of Loans   of Loans  of Loans
                     --------  ---------  --------  ---------
                              (DOLLARS IN THOUSANDS)

One- to four-family      2     $  165         6     $   821
Multi-family             -          -         2         473
Commercial               -          -         1         668
Construction and land    -          -         -           -
Consumer loans           -          -         -           -
                     -------- ----------  --------  ---------
  Total                  2     $  165         9     $ 1,962
                     ========  =========  ========  =========
Delinquent loans to
  total gross loans   0.09%      0.06%     0.41%       0.76%


      NON-ACCRUAL AND PAST-DUE LOANS. The following table sets forth information regarding non-accrual loans, troubled-debt restructurings and REO. There were three troubled-debt restructured loans within the meaning of SFAS 15, ACCOUNTING BY DEBTORS AND CREDITORS FOR TROUBLED DEBT RESTRUCTURINGS, and 10 REO properties at June 30, 1998. It is the policy of the Association to cease accruing interest on loans 90 days or more past due. For the years ended June 30, 1998, 1997, 1996, 1995 and 1994, respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $101,000, $77,000, $118,000, $126,000 and $54,000, none of which was recognized. For the same periods, the amount of interest income recognized on troubled debt restructurings was $55,000, $55,000, $58,000, $55,000 and $16,000, respectively.


                                                     AT JUNE 30,
                                 --------------------------------------------------
                                   1998       1997      1996      1995       1994
                                 --------  ---------  --------  ---------  --------
                                              (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Residential real estate:
    One- to four-family          $ 1,215   $ 1,699    $   821   $ 1,507    $ 1,115
    Multi-family                     570         -        473         -          -
  Construction and land                -         -          -       415          -
  Commercial                           -         -        668         -          -
  Consumer                           126         -          -         -          -
                                 --------  ---------  --------  --------   --------
    Total                          1,911     1,699      1,962     1,922      1,115
REO, net(3)                        1,902     1,150      1,489       822      1,005
                                 --------  ---------  --------  --------   --------
    Total non-performing assets  $ 3,813   $ 2,849    $ 3,451   $ 2,744    $ 2,120
                                 ========  =========  ========  =========  ========
Restructured loans               $   761   $   771    $ 1,130   $ 1,545    $   470
                                 ========  =========  ========  =========  ========
Allowance for estimated loan
  losses as a percent of gross
  loans receivable(1)               0.48%     0.44%      0.41%     0.36%      0.27%
Allowance for estimated loan
  losses as a percent of total
  non-performing loans(2)          74.56%    74.34%     53.92%    41.21%     50.40%
Non-performing loans as a percent
  of gross loans receivable(1)(2)   0.64%     0.59%      0.76%     0.88%      0.54%
Non-performing assets as a percent
  of total Company assets(2)        0.93%     0.70%      1.03%     1.00%      0.83%


------------------------------

(1) Gross loans includes loans receivable held for investment and loans receivable held for sale, less undisbursed loan funds, deferred loan fees and unamortized premiums and discounts.
(2) Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of non-accrual loans.
(3)    REO balances are shown net of related loss allowances.

      ALLOWANCE FOR ESTIMATED LOAN LOSSES. The allowance for estimated loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for estimated loan losses. Such agencies may require the Association to make additional provisions for estimated loan losses based upon judgments different from those of management. As of June 30, 1998, the Association's allowance for estimated loan losses was 0.48% of gross loans as compared to 0.44% as of June 30, 1997. The Association had non-accrual loans of $1.9 million and $1.7 million at June 30, 1998 and June 30, 1997, respectively. The Association will continue to monitor and modify its allowances for loan losses as conditions dictate.

      The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. The Company evaluates all loans in its portfolio on an individual basis with the exception of one- to four-family residential mortgage loans and consumer lines of credit which are evaluated on a collective basis. Also, loans which have delays in payments of less than four months are not necessarily considered impaired unless other factors apply to the loans. The accrual of interest income on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered permanent, a charge-off is recorded; where impairment is considered temporary, an allowance is established. Impaired loans, which are performing under the contractual terms, are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan.

      At June 30, 1998, the Company had classified $569,000 of its loans as impaired with $100,000 in specific reserves as determined in accordance with SFAS No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, as amended by SFAS No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN - INCOME RECOGNITION AND DISCLOSURES. At June 30, 1997, the Company had classified $530,000 of its loans as impaired with $100,000 in specific reserves. In addition, the Company has $1.3 million and $1.7 million at June 30, 1998 and 1997, respectively, in impaired loans which were collectively evaluated for impairment with no specific reserves set aside. The average recorded investment in impaired loans, inclusive of those evaluated collectively, during the years ended June 30, 1998, 1997, and 1996 was approximately $2.9 million, $1.6 million, and $2.4 million, respectively. Interest income on impaired loans of $28,000, $28,000, and $31,000 was recognized for cash payments received in the years ended June 30, 1998, 1997, and 1996.



      The following table sets forth activity in the Association's allowance for estimated loan losses for the periods set forth in the table.


                                              AT OR FOR THE YEAR ENDED JUNE 30,
                                   -----------------------------------------------------
                                    1998       1997        1996       1995        1994
                                   -------    -------    --------    -------    --------
                                                       (IN THOUSANDS)

Balance at beginning of period     $ 1,263    $ 1,058    $   792     $   562    $   472
Provision for (recapture of)
  estimated loan losses                735        557        575         483         95
Charge-offs:
  Real Estate:
    One- to four-family               (545)      (343)      (299)       (247)         -
    Multi-family                         -          -          -           -          -
    Commercial                           -          -          -           -          -
    Construction and land                -          -          -           -          -
    Consumer                           (28)        (9)       (11)        (11)       (10)
                                   -------    --------   --------    --------   --------
        Total                         (573)      (352)      (310)       (258)       (10)
Recoveries                               -          -          1           5          5
                                   -------    --------   --------    --------   --------
Balance at end of period           $ 1,425    $ 1,263    $ 1,058     $   792    $   562
                                   ========   ========   ===-====    ========   ========




      The following table sets forth the Association's percent of allowance for estimated loan losses to total allowance for estimated loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                                      AT JUNE 30,
                  ------------------------------------------------------------------------------------------------------------
                                 1998                                 1997                                  1996
                  ----------------------------------  -----------------------------------  -----------------------------------
                                        Percent of                           Percent of                            Percent of
                           Percent of    Loans in               Percent of    Loans in               Percent of     Loans in
                           Allowance       Each                 Allowance       Each                 Allowance        Each
                           to Total     Category to              to Total    Category to             to Total      Category to
                  Amount   Allowance    Total Loans    Amount   Allowance    Total Loans    Amount   Allowance     Total Loans
                 -------- -----------  -------------  -------- ---------  ---------------  -------- ------------  ------------
                                                              (DOLLARS IN THOUSANDS)
One- to
  four-family   $   616     43.23%        85.04%      $   994    78.70%        87.29%      $   696      65.79%       87.82%

Multi-family        397     27.86          9.93           164    12.99          9.50           195      18.43         8.40

Commercial           89      6.25          4.00            95     7.52          3.02           153      14.46         3.61

Construction
  and land            -      0.00          0.00             -     0.00          0.00             -       0.00         0.00

Consumer            162     11.37          3.03            10     0.79          0.19            14       1.32         0.17

Unallocated         161     11.29             -             -        -             -             -          -            -
                --------  --------      --------      -------- --------      --------      --------   --------     --------
    Total       $ 1,425    100.00%       100.00%      $ 1,263   100.00%       100.00%      $ 1,058     100.00%      100.00%
                ========  ========      ========      ======== ========      ========      ========   ========     ========

                                                   AT JUNE 30,
                  -----------------------------------------------------------------------
                                 1995                                 1995
                  ----------------------------------  -----------------------------------
                                        Percent of                           Percent of
                           Percent of    Loans in               Percent of    Loans in
                           Allowance       Each                 Allowance       Each
                           to Total     Category to              to Total    Category to
                  Amount   Allowance    Total Loans    Amount   Allowance    Total Loans
                 -------- -----------  -------------  -------- -----------  -------------
                                               (DOLLARS IN THOUSANDS)
One- to
 four family     $   466     58.84%       85.82%      $   359     63.88%        85.00%

Multi-family         105     13.26         9.34            88     15.66          9.68

Commercial           166     20.96         4.37            96     17.08          4.69

Construction
  and land            42      5.30         0.19             7      1.25          0.32

Consumer              13      1.64         0.28            12      2.13          0.31

Unallocated            -         -            -             -         -             -
                 --------  --------      -------      --------   -------       -------

Total            $   792    100.00%      100.00%      $   562    100.00%       100.00%
                 ========  ========      =======      ========   =======       =======

      REAL ESTATE OWNED. At June 30, 1998, the Association had $1,902,000 of REO, net of reserves as compared to $1,150,000 of REO, net of reserves at June 30, 1997. The $752,000 increase was due primarily to the foreclosure of higher average balance REOs during the year ended June 30, 1998. If the Association acquires any REO, it is initially recorded at the lower of the recorded investment in the loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Association provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Association to obtain an appraisal on all real estate acquired through foreclosure at the time of possession.

INVESTMENT ACTIVITIES

      Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual fund whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Association must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "Regulation - Federal Savings Institution Regulation - Liquidity." Historically, the Association has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

      The  investment  policy  of the  Company  as  established  by the Board of
Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. Specifically, the Company's policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The Company's policies provide the authority to invest in marketable equity securities meeting the Company's guidelines and in mortgage-backed securities guaranteed by the U.S. government and agencies thereof and other financial institutions. The Company's policies provide that all investment purchases must be approved by two officers (either a Senior Vice President, Executive Vice President or the President) and be ratified by the Board of Directors. At June 30, 1998, the Company had federal funds sold and other short-term investments, investment securities and mortgage-backed securities in the aggregate amount of $94.7 million with a market value of $94.9 million.

      At June 30, 1998, the Company had $19.2 million in investment securities consisting primarily of U.S. agency securities and investments in an adjustable rate mortgage-backed mutual fund and a money market fund investing in short-term securities. At June 30, 1998, the majority of the Company's $59.3 million of mortgage-backed securities were insured or guaranteed by either FNMA, GNMA or FHLMC, including $29.4 million in mortgage-backed securities available for sale. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.


      The  following   table  sets  forth  the   composition  of  the  Company's
mortgage-backed securities portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.



                                                                     At June 30,
                                       ---------------------------------------------------------------
                                               1998                  1997                  1996
                                       --------------------  --------------------   ------------------
                                                 Percent                Percent              Percent
                                        Amount   of Total    Amount    of Total     Amount   of Total
                                       -------- ----------  --------  ----------   -------- ----------
                                                               (DOLLARS IN THOUSANDS)
Mortgage-backed securities:
  FHLMC                               $  11,163    19.16%   $ 29,236     39.00%   $  15,693    36.07%
  FNMA                                    7,118    12.22      13,449     17.94        9,004    20.69
  GNMA                                   38,106    65.42      29,213     38.97       15,175    34.88
  Other                                   1,863     3.20       3,061      4.09        3,636     8.36
                                      ----------  -------   ---------   -------   ----------  -------
     Total mortgage-backed securities    58,250   100.00%     74,959    100.00%      43,508   100.00%
                                                  =======               =======               =======
Plus:
  Unamortized premium, net                1,069                1,277                    807
                                      ----------            ---------              ---------
     Total mortgage-backed securities,
       net                               59,319               76,236                 44,315
Less:
  Mortgage-backed securities available
    for sale:
    FHLMC                                 5,311               21,908                  3,923
    FNMA                                  7,965               13,445                 10,592
    GNMA                                 15,050                    -                      -
    Other                                 1,057                1,811                  2,099
                                      ----------            ---------              ---------
Mortgage-backed securities
  available for sale                     29,383               37,164                 16,614
Mortgage-backed securities
  held to maturity                    $  29,936             $ 39,072               $ 27,701
                                      ==========            =========              =========


      The following table sets forth the Company's mortgage-backed securities activities for the periods indicated:


                                                                         FOR THE YEAR ENDED JUNE 30,
                                                                       -------------------------------
                                                                         1998         1997      1996
                                                                       --------     --------  --------
                                                                                 (IN THOUSANDS)
Beginning balance                                                      $ 76,236     $ 44,315  $ 19,349
   Mortgage-backed securities purchased - held to-maturity                    -       15,451    21,116
   Mortgage-backed securities purchased - available for sale             15,281       35,229    11,914
   Less:
      Principal repayments                                              (15,510)      (8,935)   (7,647)
      Sale of mortgage-backed securities available for sale             (16,566)      (9,866)        -
      Gain on sale of mortgage-backed securities                             33          161         -
      Amortization of premium/(discount), net                              (311)        (209)     (228)
      Change in net unrealized gain (loss) on available for sale            156           90      (189)
                                                                       ---------    --------- ---------
Ending balance                                                         $ 59,319     $ 76,236  $ 44,315
                                                                       =========    ========= =========



      The following table sets forth certain information regarding the carrying and market value of the Company's mortgage-backed securities at the dates indicated:


                                                                AT JUNE 30,
                                    --------------------------------------------------------------------
                                           1998                    1997                    1996
                                    --------------------   ---------------------   ---------------------
                                     Carrying    Market     Carrying    Market      Carrying    Market
                                      Value      Value       Value      Value        Value       Value
                                    ---------  ---------  ----------  ----------  -----------  ---------
                                                                 (IN THOUSANDS)
Mortgage-backed securities:
  Held to maturity:
    FNMA                            $    106   $    109   $    208   $    211      $    287   $    295
    FHLMC                              5,178      5,187      7,745      7,715        10,426     10,361
    GNMA                              23,829     23,973     29,842     29,575        15,420     14,903
    Other                                823        820      1,277      1,282         1,568      1,565
                                    ---------  ---------  ---------  ---------    ----------  ---------
        Total held to maturity        29,936     30,089     39,072     38,783        27,701     27,124
                                    ---------  ---------  ---------  ---------    ----------  ---------
  Available for sale:
    FNMA                               7,965      7,965     13,445     13,445        10,592     10,592
    FHLMC                              5,311      5,311     21,908     21,908         3,923      3,923
    GNMA                              15,050     15,050          -          -             -          -
    Other                              1,057      1,057      1,811      1,811         2,099      2,099
                                    ---------  ---------  ---------  ---------    ----------  ---------
      Total available for sale        29,383     29,383     37,164     37,164        16,614     16,614
                                    ---------  ---------  ---------  ---------    ----------  ---------
        Total mortgage-backed
          securities                $ 59,319   $ 59,472   $ 76,236   $ 75,947      $ 44,315   $ 43,738
                                    =========  =========  =========  =========    =========  ==========



      The following table sets forth certain information regarding the carrying and market values of the Company's federal funds sold and other short-term investments and investment securities at the dates indicated:


                                                                          AT JUNE 30,
                                                -----------------------------------------------------------------------
                                                         1998                     1997                   1996
                                                ----------------------   ---------------------   ----------------------
                                                  Carrying     Market      Carrying   Market      Carrying     Market
                                                    Value      Value         Value    Value        Value       Value
                                                -----------  ---------   ----------- ---------   ----------  ----------
                                                                           (IN THOUSANDS)
Federal funds sold and other
  short-term investments                        $ 16,202     $ 16,202     $ 18,600    $ 18,600    $  4,025     $  4,025
Investment securities:
  Held to maturity:
    U.S. government and federal agency
      obligations                                      -            -            -           -           -            -
                                                ---------    ---------    ---------   ---------   ---------    ---------
  Available for sale:
    U.S. government and federal agency
      obligations                                  8,239        8,239        9,473       9,473       5,928        5,928
    Mutual and money market fundes                10,982       10,982        2,994       2,994       8,976        8,976
                                                ---------    ---------    ---------   ---------   ---------    ---------
      Total available for sale                    19,221       19,221       12,467      12,467      14,904       14,904
                                                ---------    ---------    ---------   ---------   ---------    ---------
    Total investment securities                 $ 35,423     $ 35,423     $ 31,067    $ 31,067    $ 18,929     $ 18,929
                                                =========    =========    =========   =========   =========    =========

      The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's federal funds sold and other short-term investments, investment securities and mortgage-backed securities as of June 30, 1998.


                                                                   At June 30, 1998
                                  --------------------------------------------------------------------------------------------------
                                                     More than One Year  More than Five Years
                                   One Year or Less     to Five Years        to Ten Years      More than Ten Years       Total
                                  ------------------ ------------------- -------------------- -------------------- -----------------
                                            Weighted            Weighted           Weighted             Weighted            Weighted
                                   Carrying Average   Carrying  Average  Carrying  Average    Carrying  Average   Carrying  Average
                                    Value    Yield     Value     Yield    Value     Yield      Value     Yield     Value     Yield
                                  --------- -------- --------- --------- --------  ---------- --------  ---------- -------- --------
                                                                         (Dollars in thousands)
Federal funds sold and
  other short-term investments    $ 16,202    5.69%    $    -     0.00%  $     -     0.00%     $     -     0.00%  $ 16,202    5.69%
                                  =========            ========          =========             ========           =========
Investment securities:
  Held to maturity:
    U.S. government and
      federal agency
      Obligations                 $      -    0.00%    $    -     0.00%  $     -     0.00%     $     -     0.00%  $      -    0.00%
                                  =========            ========          =========             ========           =========
      Total held to maturity             -    0.00%         -     0.00%        -     0.00%           -     0.00%         -    0.00%
                                  ---------            --------          ---------             --------           ---------
  Available for sale:
    Money market funds and
      adjustable rate mutual
       funds                        10,982    5.61%         -     0.00%        -     0.00%           -     0.00%    10,982    5.61%
    U.S. government and
      federal agency obligations         -    0.00%     7,982     6.22%        -     0.00%           -     0.00%     7,982    6.22%
    Other                                -    0.00%         -     0.00%        -     0.00%         257     9.75%       257    9.75%
                                  ---------            --------          ---------             --------           ---------
      Total available for sale      10,982    5.61%     7,982     6.22%        -     0.00%         257     9.75%    19,221    5.92%
                                  ---------            --------          ---------             --------           ---------
Total investment securities         10,982    5.61%     7,982     6.22%        -     0.00%         257     9.75%    19,221    5.92%
                                  =========            ========          =========             ========           =========
Mortgage-backed securities:
  Held to maturity:
    FNMA                                 -    0.00%       106     8.50%        -     0.00%           -     0.00%       106    8.50%
    FHLMC                                -    0.00%     1,994     7.12%    1,974     5.90%       1,210     4.82%     5,178    6.12%
    GNMA                                 -    0.00%         -     0.00%        -     0.00%      23,829     6.73%    23,829    6.73%
    Other                                -    0.00%         -     0.00%        -     0.00%         823     5.72%       823    5.72%
                                  ---------            --------          ---------             --------           ---------
      Total held to maturity             -    0.00%     2,100     7.19%    1,974     5.90%      25,862     6.61%    29,936    6.60%
                                  ---------            --------          ---------             --------           ---------
  Available for sale:
    FNMA                               862    6.51%         -     0.00%    6,150     6.23%         954     5.81%     7,966    6.21%
    FHLMC                            1,035    5.14%       281     6.84%    3,898     6.27%          96     8.89%     5,310    6.13%
    GNMA                                 -    0.00%         -     0.00%        -     0.00%      15,050     6.53%    15,050    6.53%
    Other                                -    0.00%         -     0.00%        -     0.00%       1,057     7.14%     1,057    7.14%
                                  ---------            --------          ---------             --------           ---------
      Total available for sale       1,897    5.76%       281     6.84%   10,048     6.25%      17,157     6.54%    29,383    6.39%
                                  ---------            --------          ---------             --------           ---------
        Total mortgage-backed
          securities               $ 1,897    5.76%    $2,381     7.15%  $12,022     6.19%    $ 43,019     6.58%  $ 59,319    6.50%
                                  =========            ========          =========             ========           =========


SOURCES OF FUNDS

      GENERAL. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are primary sources of the Association's funds for use in lending, investing and for other general purposes.

      DEPOSITS. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association's deposits consist of passbook savings, NOW accounts, checking accounts, money market accounts and certificates of deposit. For the year ended June 30, 1998, certificates of deposit constituted 77.1% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Association's deposits are obtained predominantly from the areas in which its branch offices are located. During the year ended June 30, 1997, the Association acquired $20.2 million in deposits from another institution. The Association relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Association nor has the Association since 1992 used brokers to obtain deposits.


      The following table presents the deposit activity of the Association for the periods indicated:


                                                                   For the Year Ended June 30,
                                                         --------------------------------------------
                                                             1998            1997            1996
                                                         ------------    ------------    ------------
                                                                    (DOLLARS IN THOUSANDS)
Net deposits (withdrawals)                                $  (5,429)      $  23,345       $  20,852
Deposits acquired by branch purchase                              -          20,159               -
Interest credited on deposit accounts                        12,371          10,796           8,923
                                                          ----------      ----------      -----------
Total increase (decrease) in deposit accounts             $   6,942       $  54,300       $  29,775
                                                          ==========      ==========      ===========


      At June 30, 1998, the Association had $57.3 million in certificate accounts in amounts of $100,000 or more maturing as follows:


                                                                 Weighted
          Maturity Period                    Amount            Average Rate
------------------------------------      ------------        ---------------
                                               (Dollars in thousands)

Three months or less                      $  11,036                5.25%
Over three through six months                17,045                5.59%
Over six through 12 months                   22,296                5.47%
Over 12 months                                6,908                5.90%
                                          ------------        ---------------
    Total                                 $  57,285                5.51%
                                          ============        ===============


      The following table sets forth the distribution of the Association's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                                   For the Year Ended June 30,
                                           -----------------------------------------------------------------------------------------
                                                        1998                          1997                         1996
                                           -----------------------------------------------------------------------------------------
                                                       Percent                       Percent                      Percent
                                                       of Total  Weighted            of Total  Weighted           of Total  Weighted
                                             Average   Average   Average    Average  Average   Average  Average   Average   Average
                                             Balance   Deposits   Yield     Balance  Deposits   Yield   Balance   Deposits   Yield
                                           ---------- ---------- --------  -------- ---------- -------- -------  ---------  --------
                                                                           (DOLLARS IN THOUSANDS)
Money market savings account                $ 31,291     10.7%    4.37%    $ 13,334    5.2%     3.70%  $  7,473     3.5%      2.21%
Passbook accounts                             18,516      6.3     2.04       17,432    6.7      2.00     18,108     8.4       2.04
NOW accounts                                  21,171      7.3     1.46       20,249    7.8      1.38     20,299     9.4       1.68
Non interest-bearing accounts                  7,879      2.7     0.00        3,998    1.6      0.00      3,905     1.8       0.00
                                           ---------- ---------- --------  -------- ---------- -------- -------  ---------  --------
  Total                                       78,857     27.0%    2.60%      55,013   21.3%     2.04%    49,785    23.1%      1.43%
                                           ---------- ---------- --------  -------- ---------- -------- -------  ---------  --------
Certificate accounts:
  Less than six months                         9,941      3.4%    4.28%      14,487    5.6%     4.09%    15,016     7.0%      4.70%
  Over six through 12 months                  46,615     16.0     5.27       54,112   20.9      5.45     41,471    19.3       5.34
  Over 12 through 24 months                  126,606     43.4     5.54       99,151   38.3      5.49     71,393    33.1       5.67
  Over 24 months                              29,144     10.0     5.80       34,987   13.5      5.77     35,172    16.3       5.93
  Certificates over $98,000                      438      0.2     5.19        1,007    0.4      5.26      2,625     1.2       5.47
                                           ---------- ---------- --------  -------- ---------- -------- -------  ---------  --------
    Total certificate accounts               212,744     73.0%    5.44%     203,744   78.7%     5.44%   165,677    76.9%      5.55%
                                           ---------- ----------           -------- ----------          -------  ---------
    Total average deposits                  $291,601    100.0%    4.67%    $258,757  100.0%     4.71%  $215,462   100.0%      4.60%
                                           ========== ==========           ======== ==========         ========  =========


      The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at June 30, 1998.


                                             Period to Maturity from June 30, 1998                         At June 30,
                               ------------------------------------------------------------- --------------------------------------
                                 Less than   One to       Two to     Three to    Four to
                                 One Year   Two years  Three years  Four years  Five years       1998         1997          1996
                               ----------  ----------- -----------  ----------  ----------   -----------   -----------   ----------
                                                                         (IN THOUSANDS)
Certificate accounts:
0 to 4.00%                     $   3,946    $       -   $      -     $      -    $     -       $   3,946    $       -    $      33
4.01 to 5.00%                     34,163           49          -            -          -          34,212       25,557       41,779
5.01 to 6.00%                    119,111       14,368      2,895        2,822      2,532         141,728      176,487      125,492
6.01 to 7.00%                     12,429        4,521        423        1,358        461          19,192       19,748       16,210
7.01 to 8.00%                        163           75        136            -          -             374          604        2,527
8.01 to 9.00%                          -            -          -            -          -               -            -            -
Over 9.01%                             -            -          -            -          -               -            -            -
                               ----------  ----------- -----------  ----------  ----------   -----------   -----------   ----------
  Total                        $ 169,812    $  19,013   $  3,454     $  4,180    $ 2,993       $ 199,452    $ 222,396    $ 186,041
                               ==========  =========== ===========  ==========  ==========   ===========   ===========   ==========

BORROWINGS

      From time to time the Association has obtained advances from the FHLB as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances are collateralized primarily by certain of the Association's mortgage loans and mortgage-backed securities and secondarily by the Association's investment in capital stock of the FHLB. See " Regulation - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Association, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. During the year ended June 30, 1998, the Association repaid approximately $12.4 million in FHLB advances. At June 30, 1998, the Association had $70.5 million in outstanding advances from the FHLB.


      The  following  table  sets  forth  certain   information   regarding  the
Association's  borrowed  funds from the FHLB at or for the periods  ended on the dates indicated:


                                                  At or For the Years Ended June 30,
                                          -----------------------------------------------
                                              1998             1997              1996
                                          ------------     ------------      ------------
                                                         (DOLLARS IN THOUSANDS)
FHLB advances:
  Average balance outstanding               $ 72,722        $ 73,513          $ 49,419
  Maximum amount outstanding at
    any month-end during the period           75,876          78,172            74,115
  Balance outstanding at end of period        70,543          77,907            67,509
  Weighted average interest rate
    during the period                           6.28%           6.25%             6.50%
  Weighted average interest rate at
    end of period                               6.21%           6.27%             6.23%

      As part of its funding strategy, the Company may obtain funds from approved securities dealers through securities sold under agreements to repurchase. The collateral used in such borrowings is normally agency securities or mortgage-backed securities. At June 30, 1998, the Company had $6.0 million outstanding of such borrowings. During the year ended June 30, 1998, the Company repaid approximately $3,430,000 of such borrowings.



      The  following  table  sets  forth  certain   information   regarding  the
Association's borrowed funds from securities sold under agreements to repurchase at or for the periods ended on the dates indicated:


                                                               At or For the Years Ended June 30,
                                                         -------------------------------------------
                                                             1998             1997           1996
                                                         ------------     ------------   -----------
                                                                     (DOLLARS IN THOUSANDS)
Securities sold under agreements to repurchase
  Average balance outstanding                            $    6,528      $    8,729           N/A
  Maximum amount outstanding at
    any month-end during the period                           9,450           9,600           N/A
  Balance outstanding at end of period                        6,000           9,430           N/A
  Weighted average interest rate during the period             6.04%           5.93%          N/A
  Weighted average interest rate at end of period              6.05%           5.95%          N/A



SUBSIDIARY ACTIVITIES

      First Covina Service Company, a wholly-owned subsidiary of the Association, acts as trustee for deeds of trust on behalf of the Association and offers non-insured investment products such as tax-deferred annuities and mutual funds through licensed representatives. The assets of First Covina primarily consist of a $625,000 loan to the Association. Other than interest on the note to the Association, First Covina Service Company earns commissions on the sale of tax-deferred annuities and mutual funds

PERSONNEL

      As of June 30, 1998, the Company had 73 full-time employees and 28 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

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

      The Association is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the insurer of its deposits. The Association is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition t obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Association's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Association and their operations. Certain of the regulatory requirements applicable to the Association and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth herein does not purport to be a complete description of such statutes and regulations and their effects on the Association and the Company.

HOLDING COMPANY REGULATION

      The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to be a qualified thrift lender ("QTL"). Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to b a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(C)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation and no multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissible activities.

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

      The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (I) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which the permit interstate savings and loan holding company acquisitions.

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

      The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (I.E., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts)
that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At June 30, 1998, the Association met each of its capital requirements and it is anticipated that the Association will not be subject to the interest rate risk component.


                                                           Excess             Capital(1)
                                                                      --------------------------
                               Actual       Required    (Deficiency)     Actual       Required
                              Capital       Capital        Amount       Percent       Percent
                           ------------   ------------  ------------  ------------  ------------
                                                  (Dollars in thousands)
Tangible                   $   27,930    $    6,117      $  21,813        6.86%          1.50%
Core (Leverage)                27,930        12,222         15,708        6.86           3.00
Risk-based                     29,255        15,520         13,735       15.08           8.00


------------------

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

      PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier I risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

      In view of the BIF's achieving the 1.25% ratio, the FDIC ultimately adopted a new assessment rate schedule of from 0 to 27 basis points under which 92% of BIF members paid an annual premium of only $2,000. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the previously existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continued, it may have had adverse consequences for SAIF members including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Association, were placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

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

      The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits were assessed for a FICO payment of approximately 1.3 basis points, while SAIF deposits pay approximately 6.4 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000, or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

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

      The Association's assessment rate for fiscal 1998 ranged from 6.1 to 6.4 basis points and the premium paid for this period was $180,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association.

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

      THRIFT RECHARTERING LEGISLATION. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also required that the Department of Treasury submit a report to Congress that makes recommendations regarding a common financial institutions charter, including whether the separate charter for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date under some bills, or they would automatically become national banks. Under the same proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House Banking Committee would not affect the federal thrift charter, but would subject unitary savings and loan holding companies to the same activity restrictions applicable to multiple savings and loan holding companies. Unitary savings and loan holding companies existing on or applied for by March 31, 1998 would be grandfathered. The Association is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

      LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At June 30, 1998, the Association's limit on loans to one borrower was $4.2 million. At June 30, 1998, the Association's largest aggregate outstanding balance of loans to one borrower totaled $1.5 million. All loans to this borrower were current.

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

      A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 1998, the Association maintained 94.0% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

      LIQUIDITY. The Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. The OTS has recently lowered the liquidity requirement from 5% to 4% and eliminated the 1% short term liquid asset requirement. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Association's liquidity ratio for June 30, 1998 was 22.33%, which exceeded the then applicable requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

      ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended June 30, 1998 totaled $98,000.

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

      The Association's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Association may make to such persons based, in part, on the Association's capital position and requires certain board approval procedures to be followed.

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

      STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate exposure; asset growth; and compensation, fees and benefits. The agencies are expected to adopt a proposed rule that sets forth asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes a deadline for the submission and review of such safety and soundness compliance plans when such plans are required.

FEDERAL HOME LOAN BANK SYSTEM

      The Association is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Association, as a member of the FHLB-San Francisco, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHL San Francisco, whichever is greater. The Association was in compliance with this requirement, with an investment in FHLB-San Francisco stock at June 30, 1998, of $4.2 million. FHLB advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

      The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended June 30, 1998, 1997, and 1996, dividends from the FHLB-San Francisco to the Association amounted to $247,000, $237,000, and $152,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Association's net interest income might also be reduced.

FEDERAL RESERVE SYSTEM

      The regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $47.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $47.8 million, the reserve requirement is $1.29 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Association is in compliance with the foregoing requirements. The balances maintaine to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

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

      Under the 1996 Legislation, if a savings association converts to a bank or is merged into a bank, the association's bad debt reserve will not automatically be subject to recapture. Recapture of the grandfathered bad debt reserve would still occur in the event of certain distributions, redemptions or partial liquidations, as previously discussed. As of June 30, 1998, the Association's tax bad debt reserve grandfathered under the new law for which federal deferred taxes have not been provided totale approximately $2.7 million. The Association does not intend to pay dividends or enter into any other type of transaction as noted above, that would result in the recapture of any portion of its grandfathered bad debt reserve.

STATE AND LOCAL TAXATION

      STATE OF CALIFORNIA. The California franchise tax rate applicable to the Association equals the franchise tax rate applicable to corporations generally, plus an "in lieu" rate approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Association); however, the total tax rate is approximately 10.84%. Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six year weighted average loss experience method. The Association and its California subsidiary file California state franchise tax returns on a combined basis.

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

                                                 Original                    Net Book Value
                                                   Year                     of Property or
                                        Leased    Leased       Date of        Leasehold
                                         or         or          Lease       Improvements at
            Location                    Owned    Acquired    Expiration     June 30, 1998
------------------------------------   -------  ----------  ------------  -----------------
ADMINISTRATIVE/BRANCH OFFICE:

225 North Barranca Street               Owned     1984            -         $ 1,402,000
West Covina, California  91791

BRANCH OFFICES:

COVINA:
   144 North Second Avenue              Owned     1952            -             117,000
   Covina, California  91723

HACIENDA HEIGHTS:
   2233 South Hacienda Boulevard        Owned     1970            -             499,000
   Hacienda Heights, California  91745

LA VERNE:
   2111 Bonita Avenue                   Owned     1972             -            188,000
   La Verne, California  91750

CITY OF INDUSTRY:
   220 North Hacienda Boulevard         Leased    1977       9/30/03(1)           1,000
   City of Industry, California  91744

ARCADIA:
   One East Foothill Boulevard          Leased    1986      12/31/05             20,000
   Arcadia, California  91006

NORTH LA VERNE:
   1413 Foothill Boulevard              Leased    1997       1/31/00             12,000
   La Verne, California  91750

DUARTE:
   1475 East Huntington Drive           Leased    1997       6/30/05             50,000
   Duarte, California  91010

(1) THE ASSOCIATION HAS OPTIONS TO EXTEND THE LEASE TERM FOR FOUR CONSECUTIVE FIVE-YEAR PERIODS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      None.

                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

      The Common Stock of SGV Bancorp, Inc., is traded over-the-counter on the NASDAQ Stock Market under the symbol "SGVB." To date, the Company has not paid a dividend to its shareholders. In the future, the Board of Directors may consider a policy of paying cash dividends on the Common Stock. As of June 30, 1998, there were 194 holders of record of the Common Stock of the Company (not including the number of persons holding stock in nominee or street name through various nominee holders), and 2,348,068 shares outstanding. The following table sets forth for the quarters indicated the range of high and low bid price information for the common stock of the Company as reported on the NASDAQ National Market.


                                  Year Ended June 30, 1998
                ------------------------------------------------------------------
                 4th Quarter      3rd Quarter      2nd Quarter       1st Quarter
                -------------    -------------    -------------    ---------------

High                 19               18 1/4           19 3/4           17 7/8
Low                  17 1/4           16               17 1/8           13 3/4



                                  Year Ended June 30, 1997
                ------------------------------------------------------------------
                 4th Quarter      3rd Quarter      2nd Quarter       1st Quarter
                -------------    -------------    -------------    ---------------

High               14 1/4           13 7/8           11 11/16         9 3/4
Low                11               11 1/8           9 3/8            7 3/4



ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF THE COMPANY

                                                                      At June 30,
                                          ----------------------------------------------------------------
                                               1998         1997         1996         1995        1994
                                          ------------  -----------  -----------  -----------  -----------
                                                                    (In thousands)
Selected Financial Condition Data:
Total assets                                $408,346      $409,340     $336,055     $273,396     $255,410
Investment securities available
  for sale                                    19,221        12,467       14,904        1,000        4,898
Investment securities held to
  maturity                                         -             -            -        3,200        3,200
Mortgage-backed securities
  available for sale                          29,383        37,164       16,614        3,614        4,140
Mortgage-backed securities
  held to maturity                            29,936        39,072       27,701       15,735       19,609
Loans receivable held for sale                   391           230          723            -            -
Loans receivable held for
  investment, net(1)                         295,739       284,608      255,953      217,399      207,667
Deposit accounts                             295,281       288,339      234,039      204,264      200,658
FHLB advances                                 70,543        77,907       67,509       33,447       37,799
Stockholders' equity, substantially
  restricted                                  32,233        29,903       31,586       33,006       13,581



                                                            FOR THE YEAR ENDED JUNE 30,
                                          ----------------------------------------------------------------
                                               1998         1997         1996         1995        1994
                                          ------------  -----------  -----------  -----------  -----------
                                                                    (In thousands)
Selected Operating Data:
Interest income                             $  29,602     $  26,700    $  21,259    $  17,855    $  16,971
Interest expense                               18,661        17,138       13,304       10,900        9,363
                                           -----------    ----------   ----------   ----------   ----------
  Net interest income before
    provision for estimated loan losses        10,941         9,562        7,955        6,955        7,608
Provision for estimated loan losses               735           557          575          483           95
                                           -----------    ----------   ----------   ----------   ----------
  Net interest income after provision
    for estimated loan losses                  10,206         9,005        7,380        6,472        7,513
Other income                                    1,259         1,218          612          538          447
General and administrative expenses             8,934         8,958        6,966        6,705        6,775
                                           -----------    ----------   ----------   ----------   ----------
Earnings before income taxes                    2,531         1,265        1,026          305        1,185
Income taxes                                    1,044           534          432          128          493
                                           -----------    ----------   ----------   ----------   ----------
Net earnings                               $    1,487      $     73     $    594     $    177     $    692
                                           ===========    ==========   ==========   ==========   ==========
Earnings per share - basic                 $     0.63      $   0.29     $   0.22          N/A          N/A
                                           ===========    ==========   ==========   ==========   ==========
Earning per share - diluted                $     0.60      $   0.29     $   0.22          N/A          N/A
                                           ===========    ==========   ==========   ==========   ==========



                                                        At or for the year ended June 30,
                                             -----------------------------------------------------
                                                1998       1997       1996      1995       1994
                                             ---------  ---------  ---------  --------  ----------
Selected Financial Ratios and
Other Data(2):
Performance Ratios:
  Return on average assets                      0.37%      0.20%      0.20%      0.07%      0.28%
  Return on average equity                      4.80       2.38       1.81       1.16       5.16
  Average equity to average assets              7.62       8.22      11.00       5.86       5.33
  Equity to total assets at end of period       7.89       7.31       9.40      12.07       5.32
  Average interest rate spread (3)              2.40       2.27       2.28       2.61       3.01
  Net interest margin (4)                       2.78       2.65       2.76       2.79       3.15
  Average interest-earning assets to
    average interest-bearing liabilities      108.22     107.98     110.37     103.97     103.81
  General and administrative expenses
    to average assets (5)                       2.19       2.40       2.33       2.58       2.69
REGULATORY CAPITAL RATIOS:
  Tangible capital                              6.86%      6.34%      7.63%      9.04%      5.31%
  Core capital                                  6.86       6.34       7.63       9.04       5.31
  Risk-based capital                           15.08      14.43      16.51      18.56      11.03
ASSET QUALITY RATIOS:
  Non-performing loans as a percent of
    gross loans receivable(6)(7)                0.64%      0.59%      0.76%      0.88%      0.54%
  Non-performing assets as a percent
   of total assets(7)                           0.93       0.70       1.03       1.00       0.83
  Allowance for estimated loan losses
    as a percent of gross loans
   receivable(6)                                0.48       0.44       0.41       0.36       0.27
  Allowance for estimated loan losses
    as a percent of non-performing
    loans(7)                                   74.56      74.34      53.92      41.21      50.40
NUMBER OF FULL-SERVICE CUSTOMER
  FACILITIES                                     8          8          6          6          6



(1) The allowance for estimated loan losses at June 30, 1998, 1997, 1996, 1995 and 1994 was $1,425,000, $1,263,000, $1,058,000, $792,000, and $562,000,
     respectively.
(2) Asset quality ratios and Regulatory Capital Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate.
(3) The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) The net interest margin represents net interest income as a percent of average interest-earning assets.
(5) Includes the one-time special assessment to recapitalize SAIF of $1.3 million in 1997.
(6) Gross loans receivable include loans receivable held for investment and loans held for sale, less undisbursed loan funds, deferred loan fees and unamortized discounts/premiums.
(7) Non-performing assets consist of non-performing loans and real estate acquired through foreclosure ("reo"). Non-performing loans consist of all loans 90 days or more past due. It is the association's policy to cease accruing interest on all such loans.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

MANAGEMENT OF INTEREST RATE RISK

      The principal objective of the Association's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Association's business focus, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board approved guidelines. Through such management, the Association seeks to reduce the vulnerability of its operations to changes in interest rates. The Association monitors its interest rate risk as such risk relates to its operating strategies. The Association's Board of Directors has established an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which meets monthly and reports trends to the Board of Directors on a monthly basis and the Association's interest rate risk position on a quarterly basis. The extent of the movement of interest rates, higher or lower, is a uncertainty that could have a negative impact on the earnings of the Association.

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

      As of June 30, 1998, the Association's Sensitivity Measure, as measured by the OTS, was 1.49%. At that same date, the Sensitivity Measure as measured by the Association, was 0.96%. The differences between the two measurements is partially attributed to differences in assigning various prepayment rates, decay rates and discount rates. The Association compares the results from the OTS with its internally generated results and provides the Board of Directors a comparison to determine if there is any additional risk.

      In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from changes in interest rates. These measures are used in conjunction with NPV measures to identify potential interest rate risk. The Association projects net interest income for the next twelve month period, based upon certain specific assumptions. For the years ended June 30, 1998, 1997 and 1996, the forecasted net interest income in the existing rate environment (held constant for the period) for interest rate risk management purposes was $10.2 million, $8.1 million, and $7.3 million, respectively, compared to the actual net interest income recorded of $10.9 million, $9.6 million, and $8.0 million, respectively.

      Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV requires the making of certain assumptions which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Association's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of duration to maturity or repricing of specific assets and liabilities. Third, the model does not take into account the Association's business or strategic plans. Accordingly, although the NPV measurements and interest income models do provide an indication of the Association's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provid a precise forecast of the effect of changes in market interest rates on the Association's net interest income and will differ from actual results.

      The following table sets forth, at June 30, 1998, an analysis of the Association's internal report of its interest rate risk measured by the estimated changes in the NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-400 basis points, measured in 100 basis point increments).


               Change in
             Interest Rates                     Net Portfolio Value
            In Basis Points          ---------------------------------------
             (Rate Shock)                            Change         Change
                                        Amount          $              %
             --------------          ------------   ----------     ---------
                                              (Dollars in thousands)

                  400                $  24,415      $ (15,696)       (39.1)%
                  300                   29,977        (10,133)       (25.2)
                  200                   35,258         (4,852)       (12.1)
                  100                   38,861         (1,250)        (3.1)
                  --                    40,111              -            -
                 (100)                  39,419           (692)        (1.7)
                 (200)                  40,939            828          2.1
                 (300)                  40,943            832          2.1
                 (400)                  41,345          1,234          3.1

      The following table provides information regarding the Company's primary categories of assets and liabilities which are sensitive to changes in interest rates. The information presented reflects the expected cash flows of the primary categories by year including the related weighted average interest rate. The cash flows for loans and mortgage-backed securities are based on maturity date and are adjusted for expected prepayments which are based on historical and current market information. The loans and mortgage-backed securities which have adjustable rate features are presented in accordance with their next interest-repricing date. Cash flow information on interest-bearing liabilities such as passbooks, NOW accounts and money market accounts also is adjusted for expected decay rates which are based on historical information. Also, for purposes of cash flow presentation, premiums or discounts on purchased assets, mark-to-market adjustments and loans on non-accrual are excluded from the amount presented. Investment securities are presented as to maturity date as are all certificates of deposit and borrowings.


(DOLLARS IN THOUSANDS)                    Year 1     Year 2     Year 3     Year 4     Year 5    Thereafter
                                        ---------  ---------  ----------  --------   ---------  -----------
SELECTED ASSETS:
  Investments and Fed Funds              $27,202    $     -    $     -    $ 8,000     $    -     $     -
     Average interest rate                  5.66%      0.00%      0.00%      6.99%      0.00%       0.00%

  Mortgage-backed securities -
     fixed-rate                            9,543      7,523      5,972      4,964      3,828      16,780
     Average interest rate                  7.52%      7.50%      7.48%      7.47%      7.45%       7.43%

  Mortgage-backed securities -
     adjustable rate                       8,985          -          -          -          -           -
     Average interest rate                  6.63%      0.00%      0.00%      0.00%      0.00%       0.00%

  Loans - fixed rates                     14,920     10,974      8,219     15,394      3,467       9,512
     Average interest rate                  8.18%      8.16%      8.15%      8.39%      8.04%       8.02%

  Loans - adjustable rate                226,212      6,531        542          -          -           -
     Average interest rate                  7.93%      8.31%      9.16%      0.00%      0.00%       0.00%

SELECTED LIABILITIES:
  Interest-bearing NOW
    passbook and MMDAs                    25,476     16,827     11,638      8,153      5,793      18,282
     Average interest rate                  3.67%      3.61%      3.46%      3.29%      3.10%       2.32%

  Certificates of deposit                169,812     19,013      3,454      4,180      2,993           -
     Average interest rate                  5.29%      5.60%      5.69%      5.08%      5.58%       0.00%

  FHLB advances and securities
    sold under agreements to
    repurchase                            37,733     13,200      4,276     14,252      7,082           -
     Average interest rate                  6.15%      6.56%      6.05%      6.14%      6.31%       0.00%


      The Company does not have any foreign exchange exposure nor any commodity exposure and therefore does not have any market risk exposure for these issues.


AVERAGE BALANCE SHEET

      The following table sets forth certain information relating to the Company for the fiscal years ended June 30, 1998, 1997 and 1996. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees which are considered adjustments to yields.


                                                                    Year Ended June 30,
                                         -----------------------------------------------------------------------------------
                                                      1998                       1997                        1996
                                         --------------------------   --------------------------  --------------------------
                                                           Average                      Average                     Average
                                          Average           Yield/     Average           Yield/    Average           Yield/
                                          Balance  Interest  Cost      Balance  Interest  Cost     Balance  Interest  Cost
                                         -------- --------- -------   --------  -------- -------  -------- --------- -------
                                                                        (DOLLARS IN THOUSANDS)
Assets:
  Interest-earning assets:
    Interest earning deposits and
      short-term investments             $ 10,109  $   609    6.02%   $  7,176  $   389    5.42%   $  8,491  $   522   6.15%
    Investment securities, net             16,705    1,073    6.42      17,222    1,133    6.58       9,454      601   6.36
    Loans receivable                      301,984   23,641    7.83     273,469   20,890    7.64     233,356   17,798   7.63
    Mortgage-backed securities,
      net                                  60,413    4,032    6.67      59,733    4,051    6.78      33,944    2,186   6.44
    FHLB stock                              4,130      247    5.98       3,884      237    6.10       3,175      152   4.79
                                         -------- ---------           --------  --------          --------- --------
      Total interest-earning assets       393,341  $29,602    7.53%    361,484  $26,700    7.39%    288,420  $21,259   7.37%
                                                  =========                     ========                    ========
      Non-interest-earning assets          13,710                       11,773                       10,612
                                         --------                     --------                    ---------
        Total assets                     $407,051                     $373,257                     $299,032
                                         ========                     ========                    =========
Liabilities and Equity:
  Interest-bearing liabilities:
    Money market savings
      accounts                           $ 31,291  $ 1,367    4.37%   $ 13,334  $   493    3.70%   $  7,473  $   166   2.21%
    Passbook accounts                      18,516      377    2.04      17,432      348    2.00      18,108      370   2.04
    NOW accounts                           21,171      309    1.46      20,249      280    1.38      20,299      341   1.68
    Certificate accounts                  212,744   11,574    5.44     203,744   11,074    5.44     165,677    9,194   5.55
                                        --------- ---------           --------  --------          --------- --------
      Total savings accounts              283,722   13,627    4.80     254,759   12,195    4.79     211,557   10,071   4.76
    FHLB advances                          72,722    4,615    6.35      73,513    4,569    6.22      49,419    3,212   6.50
    Securities sold under
      agreements to repurchase              6,528      397    6.08       6,043      349    5.78           -        -   0.00
    Impounds & other
     borrowings                               485       22    4.54         443       25    5.64         346       21   6.07
                                        --------- ---------           --------  --------          --------- --------
      Total interest-bearing
        liabilities                       363,457  $18,661    5.13%    334,758  $17,138    5.12%    261,322  $13,304   5.09%
                                                  =========                     ========                    ========
  Non-interest bearing liabilities         12,596                        7,821                        4,831
                                        ---------                     --------                    ---------
      Total liabilities                   376,053                      342,579                      266,153
  Equity                                   30,998                       30,678                       32,879
                                        ---------                     --------                    ---------
      Total liabilities and equity       $407,051                     $373,257                     $299,032
                                        =========                     ========                    =========
  Net interest rate spread                                    2.40%                        2.27%                       2.28%
  Net interest margin                                         2.78%                        2.65%                       2.76%
  Ratio of interest-earning assets
    to interest-bearing liabilities        108.22%                      107.98%                      110.37%



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


                                              Year Ended June 30, 1998     Year Ended June 30, 1997
                                                    Compared to                   Compared to
                                              Year Ended June 30, 1997     Year Ended June 30, 1996
                                            ----------------------------  ---------------------------
                                             Increase (decrease) due to   Increase (decrease) due to
                                             Average                         Average
                                             Volume      Rate      Net       Volume     Rate       Net
                                            --------   --------  --------   --------  ---------  --------
                                                                     (IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Interest-earning deposits and
    short-term investments                  $   173     $    4    $   220    $   (75)   $  (58)   $  (133)
  Investment securities, net (1)                (33)       (27)       (60)       510        22        532
  Loans receivable, net (1)                   2,221        530      2,751      3,069        23      3,092
  Mortgage-backed securities,net (1)             44        (63)       (19)     1,744       121      1,865
  FHLB stock                                     15         (5)        10         38        47         85
                                            --------    -------   --------   --------   -------   --------
    Total interest-earning assets             2,420        482      2,902      5,286       155      5,441
                                            --------    -------   --------   --------   -------   --------
INTEREST-BEARING LIABILITIES:
  Money market savings accounts                 771        103        874        176       151        327
  Passbook accounts                              22          7         29        (15)       (7)       (22)
  NOW accounts                                   13         16         29         (1)      (60)       (61)
  Certificate accounts                          500          -        500      2,057      (177)     1,880
  FHLB advances                                 (48)        94         46      1,488      (131)     1,357
  Securities sold under agreement to
     repurchase                                  29         19         48        349         -        349
  Impounds & other borrowings                     2         (5)        (3)         5        (1)         4
                                            --------    -------   --------   --------   -------   --------
    Total interest-bearing liabilities        1,289        234      1,523      4,059      (225)     3,834
                                            --------    -------   --------   --------   -------   --------
Net change in net interest income             1,131        248      1,379    $ 1,227    $  380    $ 1,607
                                            ========    =======   ========   ========   ========  ========

---------------------------

(1) Includes assets available for sale.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 1998 AND JUNE 30, 1997

GENERAL

      The net earnings for the year ended June 30, 1998 were $1,487,000, an increase of $756,000, or 103.4%, from the $731,000 in net earnings for the year ended June 30, 1997. The improvement in operating results was due to the increase in average interest-earning assets which resulted in a $1.4 million net increase in net interest income. Although the total general and administrative expenses were relatively unchanged over the two fiscal years, the year ended June 30, 1998 included higher expenses related to higher staff levels primarily related to two additional branches for a full year and higher compensation costs related to stock compensation plans. In regards to the year ended June 30, 1997, the Association paid a special assessment totaling $1.3 million for the recapitalization of the insurance fund (SAIF).

INTEREST INCOME

      Interest income for the year ended June 30, 1998 was $29.6 million compared to $26.7 million for the year ended June 30, 1997, an increase of $2.9 million, or 10.9%. The increase in interest income was primarily due to the increase in average balance of interest-earning assets to $393.3 million for the year ended June 30, 1998 from $361.5 million for the year ended June 30, 1997. The increase in the average balance of interest-earning assets was the result of a continuation of the growth strategy begun in the previous fiscal year to enhance the Company's earning ability. Key elements of the growth strategy continued to be the purchase of mortgage loans funded primarily by the growth in deposits.

      Interest income on loans receivable increased $2.8 million to $23.6 million for the year ended June 30, 1998 from $20.9 million for the year ended June 30, 1997. The increase in interest income was the result of the $28.5 million increase in the average balance of loans receivable for the year ended June 30, 1998 primarily as a result of the purchase of $40.6 million of adjustable rate loans from other financial institutions. The loans purchased were primarily indexed to the Eleventh District Cost of Funds Index (COFI) and were primarily seasoned, fully-indexed loans. Furthermore, the loans purchased included $10.6 million in home equity lines of credit with yields in excess or 10%. These home equity lines of credit are considered consumer loans as they were primarily funded based upon the credit worthiness of the borrower and, therefore, have more credit risk. The average yield on loans receivable for the year ended June 30, 1998 was 7.83%, which exceeded the 7.64% yield for loans receivable fo the year ended June 30, 1997. The increase in the yield on loans receivable was substantially enhanced with the acquisition of the home equity lines of credit.

      Interest income on mortgage-backed securities for the year ended June 30, 1998 was relatively unchanged at $4.0 million for the year ended June 30, 1998 as compared to $4.1 million for the year ended June 30, 1997. The slight decrease in interest income was due to the decrease in the average yield to 6.67% for the year ended June 30, 1998 from 6.78% for the year ended June 30, 1997 partially offset by the increase in the average balances to $60.4 million for the year ended June 30, 1998 from $59.7 million for the year ended June 30, 1997. The decrease in the average yield was primarily due to the increase in prepayments on the portfolio as a result of the downward trend in interest rates resulting in a faster amortization of related premiums on purchased securities.

      Interest income on investment securities decreased $60,000 to $1.07 million for the year ended June 30, 1998 from $1.13 million for the year ended June 30, 1997. The increase was primarily due to the $0.5 million decrease in the average balance of investment securities to $16.7 million for the year ended June 30, 1998 from $17.2 million for the year ended June 30, 1997 and to the decrease in the average yield to 6.42% for the year ended June 30, 1998 from 6.58% for the year ended June 30, 1997. Th decrease in yield was primarily due to the decrease in overall interest rate environment during the year ended June 30, 1998 as compared to June 30, 1997. Interest income on interest-earning deposits and short-term investments increased by $220,000 to $609,000 for the year ended June 30, 1998 from $389,000 for the year ended June 30, 1997. The increase in interest income on interest-earning deposits and daily investments was due to the increase in the average balance to $10.1 million for the year ended June 30, 1998 from $7.2 million for the year ended June 30, 1997 and to the increase in the average yield to 6.02% for the year ended June 30, 1998 from 5.42% for the year ended June 30, 1997.

INTEREST EXPENSE

      Interest expense for the year ended June 30, 1998 was $18.7 million compared to $17.1 million for the year ended June 30, 1997, an increase of $1.6 million, or 9.4%. The increase in interest expense was due to the $28.7 million increase in the average balances of interest-bearing liabilities to $363.5 million for the year ended June 30, 1998 from $334.7 million for the year ended June 30, 1997. The Company's overall average cost of interest-bearing liabilities was virtually unchanged for the year ending June 30, 1998 as compared to the year ending June 30, 1997. Interest expense on deposit accounts increased to $13.6 million for the year ended June 30, 1998 from $12.2 million for the year ended June 30, 1997. The increase in interest expense on deposit accounts reflects the $28.9 million increase in the average balance of deposit accounts to $283.7 million for the year ending June 30, 1998 from $254.8 million for the year ending June 30, 1997 due primarily to the growth in the Company's money market savings accounts during the current year, the growth of the deposits in its de novo branch opened on March 31, 1997 and to the deposits from an office purchased in February 1997 being outstanding for a full year.

      The Company's use of borrowed funds, including FHLB advances and securities sold under agreements to repurchase, was relatively unchanged for the year ended June 30, 1998 as compared to the year ended June 30, 1997. Interest expense on borrowings increased slightly to $5.0 million for the year ended June 30, 1998 from $4.9 million for the year ended June 30, 1997. The increase in interest expense was primarily due to the increase in the average cost of borrowings to 6.31% for the year ended June 30, 1998 compared to 6.18% for the year ended June 30, 1997 as a result of the lengthening of the average maturities of the Company's liabilities.

PROVISION FOR ESTIMATED LOAN LOSSES

      The Company's provision for estimated loan losses increased to $735,000 for the year ended June 30, 1998 from $557,000 for the year ended June 30, 1997. The current year's allowance for estimated loan losses reflects $573,000 in loan charge-offs as compared to $352,000 for the year ended June 30, 1997. The difference between the actual amount of charge-offs for the current year and the amount reflected in the provision represents an allocation for the growth in the consumer loan portfolio during the year ended June 30, 1998 and management's concerns regarding the general market conditions. The allowance for estimated loan losses increased to $1.4 million, or 0.48% of gross loans receivable, at June 30, 1998 from $1.3 million, or 0.44% of gross loans receivable at June 30, 1997. As a percentage of non-performing loans, the allowance for loan losses increased to 74.56% at June 30, 1998 compared to 74.34% at June 30, 1997. The amount of the provision and allowance for loan losses is influenced by current economic conditions, actual loss experience, industry trends and other factors such as adverse economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for estimated loan losses. Such agencies may require the Association to recognize additions to the allowance based upon judgments which differ from those of management. Although management uses the best information available, future adjustment to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond management's control.

OTHER INCOME

      Other income for the Company increased to $1.3 million for the year ended June 30, 1998 compared to $1.2 million for the year ended June 30, 1997, an increase of $41,000, or 3.4%. The increase in non-interest income was primarily due to the improvement in the fees related to deposit accounts which increased to $522,000 for the year ended June 30, 1998 as compared to $306,000 for the year ended June 30, 1997. The increase in deposit related fees was primarily due to the continued growth in core deposits (primarily non-interest bearing checking accounts) which generate higher fee income such as non-sufficient fee income and fees related to ATM transactions. Income from loan servicing and related fees increased by $82,000 to $532,000 for the year ended June 30, 1998 as compared to $450,000 for the year ended June 30, 1997. Offsetting these improvements was the recording of a net loss on real estate owned activity of $109,000 for the year ended June 30, 1998 as compared to the net gain of $157,000 for the year ended June 30, 1997. The net gain in the year ended June 30, 1997 was primarily the result of a $344,000 favorable litigation settlement culminating a settlement process relating to a land development foreclosure which occurred in 1992. The Company also posted only $45,000 in net gains in regards to sales of investments and mortgage-backed securities during the year ended June 30, 1998 as compared to a net gain of $148,000 for the year ended June 30, 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses increased by $1.3 million to $8.9 million for the year ended June 30, 1998 from $7.6 million for the year ended June 30, 1997 (excluding the $1.3 million one-time special assessment to recapitalize the SAIF insurance fund paid in the year ended June 30, 1997). Compensation and other employee benefits increased by $780,000 to $4.9 million for the year ended June 30, 1998 from $4.1 million for the year ended June 30, 1997. The increase in compensation costs was primarily attributable to the increase in staff primarily due to the addition of two branches for a full year. Employee benefits increased as a result of the costs related to the employee stock ownership and the stock compensation plans which increased to $724,000 for the year ended June 30, 1998 from $472,000 for the year ended June 30, 1997. Equipment and data processing costs increased to $1.1 million for the year ended June 30, 1998 from $932,000 for the year ended June 30, 1997 primarily related to the addition of two branches in February and March of 1997. Also, the increase in costs was due to the replacement of outdated equipment with data processing equipment which is Year 2000 ready. The regular insurance assessments paid to the FDIC decreased to $180,000 for the year ended June 30, 1998 from $313,000 for the year ended June 30, 1997 as a result of the lowering of the assessment rate as of January 1, 1997, following the recapitalization of SAIF.

INCOME TAX

      Income tax expense was $1.0 million for the year ended June 30, 1998 compared to $534,000 for the year ended June 30, 1997, representing an increase of $510,000. This increase is principally due to the increase in taxable income in fiscal 1998 as compared to fiscal 1997. See Note 11 of the Notes to the Consolidated Financial Statements for additional information on the Company's income taxes.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND JUNE 30, 1997

      The Company's total assets decreased slightly to $408.3 million at June 30, 1998 from $409.3 million at June 30, 1997, a decrease of $1.0 million primarily due to decreases in the Association's mortgage-backed securities, which were partially offset by increases in the Association's loans receivable. During the year, the Company increased its loans receivable held for investment by $11.1 million to $295.7 million at June 30, 1998 from $284.6 million at June 30, 1997 primarily as a result of the $40.6 million in loans purchased throughout the year. All of the loans purchased were adjustable rate mortgage loans primarily indexed to COFI, with $10.6 million in home equity lines of credit which are considered consumer loans as they are underwritten primarily on the credit worthiness of the individual. These loans have a significantly higher yield, in excess of 10%, but also have a higher credit risk profile. The Association recognizes this higher credit risk and has assigned a higher general allowance loss factor to them. To date, these loans have generally performed as expected. The properties securing all loans purchased are located primarily in southern California, but are dispersed throughout a wider area than the Company's normal lending area. Although the Company originated and purchased a total of $75.1 million in loans for portfolio during the year ended June 30, 1998, the increase in prepayments from lower interest rates significantly reduced the ability to increase the Company's loan portfolio. During the year ended June 30, 1998, the Company experienced an 84% increase in prepayments to $61.0 million as compared to $33.2 million for the year ended June 30, 1997.

      The Company's investment in mortgage-backed securities decreased to $59.3 million at June 30, 1998 from $76.2 million at June 30, 1997. The decrease in this portfolio was primarily the result of the increase in prepayments, to $15.5 million for the year, and the sale of approximately $16.4 million in securities used to fund the increase in the loan portfolio. Investment securities available for sale increased to $19.2 million at June 30, 1998 from $12.5 million at June 30, 1997 due primarily to the additional cash generated by the substantial increase in prepayments related to the Company's loan and mortgage-backed securities portfolios.

      The Company's investment in real estate acquired through foreclosure increased to $1.9 million at June 30, 1998 from $1.2 million at June 30, 1997 as a result of the higher foreclosures experienced during the year. The higher foreclosures were the primary result of the depressed real estate market which resulted in lower home values in the Company's general lending area throughout most of the current year.

      The total liabilities of the Company decreased to $376.1 million at June 30, 1998 from $379.4 million at June 30, 1997 primarily due to decreases in the Association's FHLB advances and securities sold under agreements to repurchase, which was partially offset by increases in the Association's deposits. Total deposit accounts increased to $295.3 million at June 30, 1998 from $288.3 million. Core deposits (excluding certificates of deposit) increased to $95.8 million, or 32.4% of total deposits, at June 30, 1998 from $65.9 million, or 22.9% of total deposits, at June 30, 1997. The growth of core deposits is an integral part of management's strategy to enhance net interest income and build customer relationships. The majority of growth in the Company's core deposits was in the growth of money market savings accounts which increased to $47.5 million at June 30, 1998 from $19.6 million at June 30, 1997. The growth in this account was aided by direct mail solicitations which offered higher rates although the rates offered were lower than comparative rates on certificates of deposit. Also, the Company's noninterest-bearing checking accounts increased significantly in the year ended June 30, 1998 to $9.7 million from $5.9 million in the year ended June 30, 1997. The overall increase in core deposits benefits the Company in terms of lower cost of funds, the ability to generate additional fee income and the ability to build multiple relationships.

The Company continues to utilize borrowings as a means to enhance net interest income and provide for longer-term financing of its asset base. As of June 30, 1998, the Company's borrowings from the FHLB totaled $70.5 million as compared to $77.9 million at June 30, 1997. Also, the Company's borrowings through securities sold under agreements to repurchase totaled $6.0 million at June 30, 1998 as compared to $9.4 million at June 30, 1997.

      The Company's stockholders' equity was $32.2 million at June 30, 1998, a increase of $2.3 million from the $29.9 million in stockholders' equity at June 30, 1997. The increase in stockholders' equity in fiscal 1998 was due primarily to the net earnings of $1.5 million and the $686,000 change related to the deferred stock compensation plans.

COMPARISON OF OPERATING RESULTS FOR THE YEAR ENDED JUNE 30, 1997, AND JUNE 30, 1996

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

      Interest income on mortgage-backed securities increased by $1.9 million to $4.1 million for the year ended June 30, 1997 from $2.2 million for the year ended June 30, 1996. The increase in interest income was due to the increase in the average balance of mortgage-backed securities to $59.7 million for the year ended June 30, 1997 from $33.9 million for the year ended June 30, 1996 and to the increase in the average yield to 6.78% for the year ended June 30, 1997 from 6.44% for the year ended June 30, 1996. The increase in the average balance during the year ended June 30, 1997 was the result of the purchase of $50.7 million in mortgage-backed securities, both available for sale and held to maturity, partially offset by the sale of $9.9 million in mortgage-backed securities available for sale. The Company utilized acquisitions of mortgage-backed securities during the year to increase the Company's interest-earning assets and as a substitute for mortgage loans. The average yield on mortgage-backe securities increased in the year ended June 30, 1997 primarily due to the higher yields on the securities purchased, which were principally fixed rate.

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

INTEREST EXPENSE

      Interest expense for the year ended June 30, 1997 was $17.1 million compared to $13.3 million for the year ended June 30, 1996, an increase of $3.8 million, or 28.6%. The increase in interest expense was due to the $73.4 million increase in the average balances of interest-bearing liabilities to $334.7 million for the year ended June 30, 1997 from $261.3 million for the year ended June 30, 1996. The increase in interest expense was also due to the slight increase in the average cost of interest-bearing liabilities to 5.12% for the year ending June 30, 1997 from 5.09% for the year ending June 30, 1996. Interest expense on deposit accounts increased to $12.2 million for the year ended June 30, 1997 from $10.1 million for the year ended June 30, 1996. The increase in interest expense on deposit accounts reflects the $43.2 million increase in the average balance of deposit accounts to $254.8 million for the year ending June 30, 1997 from $211.6 million for the year ending June 30, 1996 which was partially the result of the purchase of $20.2 million in deposits from another institution in February 1997 and due to the establishment of a new branch in March 1997 which generated $5.3 million in deposits in its first three months of operation.

      The Company's use of borrowed funds, including FHLB advances and securities sold under agreements to repurchase, increased during the year ended June 30, 1997. The Company increased its usage of such borrowings to fund the growth in assets to enhance net interest income and to extend the average maturities of the liabilities of the Company. Interest expense on borrowings increased $1.7 million to $4.9 million for the year ended June 30, 1997 from $3.2 million for the year ended June 30, 1996. Th increase in interest expense was primarily due to the increase in average borrowings to $79.6 million for the year ended June 30, 1997 from $49.4 million for the year ended June 30, 1996, partially offset by the decrease in the average cost of borrowings to 6.18% for the year ended June 30, 1997 from 6.50% for the year ended June 30 1996.

PROVISION FOR ESTIMATED LOAN LOSSES

      The Company's provision for estimated loan losses decreased slightly to $557,000 for the year ended June 30, 1997 from $575,000 for the year ended June 30, 1996. The current year's allowance for estimated loan losses reflects $352,000 in loan charge-offs as compared to $310,000 for the year ended June 30, 1996. The difference between the actual amount of charge-offs for the current year and the amount reflected in the provision represents an allocation for the growth in the loan portfolio during the year ended June 30, 1997 and management's concerns regarding the general market conditions continuing and the overall decline in real estate activity as well as the continuation of soft real estate values in our primary market area. The allowance for estimated loan losses increased to $1.3 million, or 0.44% of gross loans receivable, at June 30, 1997 from $1.1 million, or 0.41% of gross loans receivable at June 30, 1996. As a percentage of non-performing loans, the allowance for loan losses increase to 74.34% at June 30, 1997 compared to 53.92% at June 30, 1996. The amount of the provision and allowance for loan losses is influenced by current economic conditions, actual loss experience, industry trends and other factors such as adverse economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for estimated loan losses. Such agencies may require the Association to recognize additions to the allowance based upon judgments which differ from those of management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond management's control.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND JUNE 30, 1996

      The Company's total assets increased to $409.3 million at June 30, 1997 from $336.1 million at June 30, 1996, an increase of $73.2 million. During the year, the Company increased its loans receivable held for investment by $28.6 million to $284.6 million at June 30, 1997 from $256.0 million at June 30, 1996 primarily as a result of the $33.3 million in loans purchased throughout the year. All of the loans purchased were adjustable rate mortgage loans indexed to COFI, with $4.1 million being multi- family loans and the remainder single-family mortgages. The properties securing the loans purchased are located primarily in southern California, but are dispersed throughout a wider area than the Company's normal lending area.

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

IMPACT OF INFLATION

      The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Compan are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

      In June 1996, the FASB issued SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which was amended by SFAS No. 127, DEFERRAL OF THE EFFECTIVE DATE OF CERTAIN PROVISIONS OF FASB STATEMENT NO. 125. These statements provide accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125, as amended, is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 or December 31, 1997 for certain transactions. The adoption of SFAS No. 125 did not have a material impact on the Company's financial condition and results of operations.

      In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly held business enterprises and disclosure of information about operating segments in annual financial statements to a lesser extent, in interim financial reports issued to shareholders. SFAS No. 130 and 131 are effective for fiscal years beginning after December 15, 1997. As both SFAS No. 130 and 131 deal with financial statement disclosure, the Company does not anticipate the adoption of these new standards will have a material impact on the Company's financial condition and results of operations.

      SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is encouraged, but it is permitted only as of the beginning of iscal quarter that begins after June 1998. The adoption of the provisions of SFAS No. 133 is not expected to have a material impact on the results of operations or the financial position of the Company.

YEAR 2000

      The Year 2000 Issue concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g., "98" for "1998"). Software so developed could produce inaccurate or unpredictable results upon January 1, 2000, when current and future dates present a lower two digit year number than dates in the prior century. The Company, similar to most financial services providers, is subject to the potential impact of the Year 2000 Issue due to the nature o financial information. Potential impacts to the Company may arise from software, hardware, and equipment both within the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces (i.e., vendors providing or receiving service bureau information).

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

      In order to address the year 2000 issue, the Company has developed and implemented a five phase plan divided into the following major components:

-  awareness
-  assessment
-  renovation
-  validation
-  implementation

      The  Company  has  completed  the  first  two  phases  of the  plan and is currently working internally and with external vendors on the final three phases. Because the Company outsources its data processing and item processing operations, a significant component of the year 2000 Plan is to work with external vendors to test and certify their systems as year 2000 compliant. The Company replaced its internal retail branch computer system and its back office computer systems in 1997 with personal computers which are year 2000 ready. The software used in these systems, both purchased and related to our external data processing vendors, is currently being tested for year 2000 readiness. Also, the Company is currently testing its primary data processor for year 2000 readiness. The Company has contacted its primary vendors and others with whom it relies on to assure their systems will be year 2000 ready. However, there can be no assurance that these systems of other vendors will be year 2000 ready or that an such failure in readiness by such vendors would not have an adverse effect on the Company's operations. Another important segment of the Year 2000 Plan is to identify those loan customers whose possible lack of year 2000 preparedness might expose the Bank to financial loss. Upon completion of its review and testing of both internal operations and external vendors, the Company will complete its contingency plans. It is expected that such contingency plans will be completed by January 31, 1999.

      The Company expects its year 2000 date conversion project to be completed by March 31, 1999. During the execution of this project, the Company will incur internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare the systems for the year 2000. Since the Company replaced many of the internal systems with year 2000 compliant personal computers in 1997, the expenses incurred to bring the Company to year 2000 compliance will be expensed as incurred, with the majority of such costs being the reallocation of current staff to bring about this readiness. The future expenses of the year 2000 project as well as the related potential effect on the Company's earnings is not expected to have a material effect on its financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report..................................................59
Consolidated Statements of Financial Condition as of June 30, 1998 and 1997...60 Consolidated Statements of Operations for Each of the Three Years
  in the Period Ended June 30, 1998...........................................62
Consolidated Statements of Stockholders' Equity for Each of the Three
  Years in the Period Ended June 30, 1998.....................................64
Consolidated Statements of Cash Flows for Each of the Three
  Years in the Period Ended June 30, 1998.....................................65
Notes to Consolidated Financial Statements for Each of the Three
  Years in the Period Ended June 30, 1998.....................................68

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
SGV Bancorp, Inc.
West Covina, California


We have audited the accompanying consolidated statements of financial condition of SGV Bancorp, Inc. and subsidiary as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SGV Bancorp, Inc. and subsidiary as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

/S/Deloitte & Touche LLP

Costa Mesa, California
August 27, 1998



SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 1998 AND 1997
---------------------------------------------------------------------------------------------------------


                                                                                      1998       1997
                                                                                   (DOLLARS IN THOUSANDS)
ASSETS
Cash, including short-term bank obligations of $16,202 and $18,600
  at June 30, 1998 and 1997, respectively                                        $   20,008   $  22,664
Investment securities available for sale, amortized cost of $19,241 and
  $12,500 at June 30, 1998 and 1997, respectively (Note 3)                           19,221      12,467
Mortgage-backed securities available for sale, amortized cost of $29,386
  and $37,323 at June 30, 1998 and 1997, respectively (Notes 3 and 10)               29,383      37,164
Mortgage-backed securities held to maturity, estimated fair value of $30,089
  and $38,783 at June 30, 1998 and 1997, respectively (Notes 4 and 10)               29,936      39,072
Loans receivable held for investment, net of allowance for estimated loan losses of $1,425 and $1,263 at June 30, 1998 and 1997, respectively
  (Notes 5 and 10)                                                                  295,739     284,608
Loans receivable held for sale (Note 5)                                                 391         230
Accrued interest receivable (Note 6)                                                  2,774       2,911
Stock of Federal Home Loan Bank of San Francisco, at cost (Note 10)                   4,234       3,987
Real estate acquired through foreclosure, net (Note 7)                                1,902       1,150
Premises and equipment, net (Note 8)                                                  3,537       3,866
Prepaid expenses and other assets, net                                                1,221       1,221
                                                                                  ---------   ---------



  Total assets                                                                   $  408,346   $ 409,340
                                                                                 ==========   =========














See notes to consolidated financial statements     60


SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 1998 AND 1997 (CONTINUED)
--------------------------------------------------------------------------------------------------



                                                                             1998         1997
                                                                          (DOLLARS IN THOUSANDS)


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposit accounts (Note 9)                                                $  295,281    $  288,339
Federal Home Loan Bank advances (Note 10)                                    70,543        77,907
Securities sold under agreements to repurchase (Note 10)                      6,000         9,430
Accrued expenses and other liabilities (Note 11)                              4,289         3,761
                                                                        -----------   -----------

  Total liabilities                                                         376,113       379,437

COMMITMENTS AND CONTINGENT LIABILITIES (Note 13)

STOCKHOLDERS' EQUITY (Notes 1, 2, 11, 13 and 15):
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued
Common stock, $.01 par value; 10,000,000 shares authorized; 2,727,656 shares issued (1998 and 1997); 2,348,068 (1998) and 2,342,176 (1997)
  shares outstanding                                                             27            27
Additional paid-in capital                                                   21,147        20,789
Retained earnings, substantially restricted                                  16,688        15,201
Net unrealized loss on securities available for sale, net of taxes              (13)         (110)
Deferred stock compensation                                                  (1,555)       (1,880)
Treasury stock, 379,588 (1998) and 385,480 (1997) shares                     (4,061)       (4,124)
                                                                        ------------  ------------
  Total stockholders' equity                                                 32,233        29,903
                                                                        ------------  ------------
  Total liabilities and stockholders' equity                             $  408,346    $  409,340
                                                                        ===========   ===========








See notes to consolidated financial statements     61




SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998
----------------------------------------------------------------------------------------------


                                                              1998        1997         1996
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

INTEREST INCOME:
Interest on loans                                          $ 23,641     $ 20,890    $ 17,798
Interest on investment securities                             1,073        1,133         601
Interest on mortgage-backed securities                        4,032        4,051       2,186
Other                                                           856          626         674
                                                          ---------`    --------    --------

    Total interest income                                    29,602       26,700      21,259

INTEREST EXPENSE:
Interest on deposit accounts (Note 9)                        13,627       12,195      10,071
Interest on borrowings                                        5,034        4,943       3,233
                                                          ---------     --------    --------

    Total interest expense                                   18,661       17,138      13,304
                                                          ---------     --------    --------

NET INTEREST INCOME BEFORE PROVISION FOR
  ESTIMATED LOAN LOSSES                                      10,941        9,562       7,955

PROVISION FOR ESTIMATED LOAN LOSSES (Note 5)                    735          557         575
                                                          ---------     --------    --------

NET INTEREST INCOME AFTER PROVISION FOR
  ESTIMATED LOAN LOSSES                                      10,206        9,005       7,380

OTHER INCOME (EXPENSE):
Loan servicing and other fees                                   532          450         446
Deposit account fees                                            522          306         194
Secondary market activity, net                                    -          (42)        (56)
Gain (loss) on sale or redemption of securities
  available for sale, net (Note 3)                               45          148         (12)
Net gain (loss) on real estate acquired through foreclosure
  (Note 7)                                                     (109)         157        (271)
Other income                                                    269          199         311
                                                          ---------     --------    --------

    Total other income                                        1,259        1,218         612










See notes to consolidated financial statments     62



SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
-------------------------------------------------------------------------------------


                                                 1998          1997          1996
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and other employee expenses    $     4,909    $    4,129    $     3,590
Office occupancy                                  1,064           834            789
Equipment                                         1,117           932            748
Advertising                                         157           137            121
FDIC insurance premiums                             180           313            472
SAIF special assessment                               -         1,332              -
Other operating expenses                          1,507         1,281          1,246
                                            -----------    ----------    -----------
  Total general and administrative expenses       8,934         8,958          6,966
                                            -----------    ----------    -----------
EARNINGS BEFORE INCOME TAXES                      2,531         1,265          1,026

INCOME TAXES (Note 11)                            1,044           534            432
                                            -----------    ----------    -----------
NET EARNINGS                                $     1,487    $      731    $       594
                                            ===========    ==========    ===========

EARNINGS PER SHARE - Basic (Note 12)        $      0.63    $     0.29    $      0.22
                                            ===========    ==========    ===========

EARNINGS PER SHARE - Diluted (Note 12)      $      0.60    $     0.29    $      0.22
                                            ===========    ==========    ===========
















See notes to consolidated financial statements    63



SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                               NET UNREALIZED
                                                         ADDITIONAL          LOSS ON SECURITIES    DEFERRED               TOTAL
                                                          PAID-IN   RETAINED AVAILABLE FOR SALE     STOCK     TREASURY STOCKHOLDERS'
                         PREFERRED STOCK   COMMON STOCK   CAPITAL   EARNINGS     NET OF TAXES    COMPENSATION  STOCK      EQUITY
                         ---------------   -------------  -------   -------- ------------------  ------------ --------    ------
                         SHARES   AMOUNT   SHARES AMOUNT

BALANCE, July 1, 1995         -   $        2,728  $  27   $20,666  $ 13,876       $  (35)        $  ($1,528)  $     -    $  33,006
Net earnings                  -       -        -      -         -       594            -                  -         -          594
Common stock acquired by
  stock compensation plan     -       -        -      -         -         -            -               (844)        -         (844)
Amortization of deferred
  compensation                -       -        -      -        18         -            -                219         -          237
Repurchase of stock (136,380
  shares)                     -       -        -      -         -         -            -                  -    (1,240)      (1,240)
Change in net unrealized loss
  on securities available for
  sale, net of taxes          -       -        -      -         -         -         (167)                 -         -         (167)
                          ------  ------ -------  -----  --------  --------       ------          ---------   -------    ---------
BALANCE, June 30, 1996        -       -    2,728     27    20,684    14,470         (202)            (2,153)   (1,240)      31,586
Net earnings                  -       -        -      -         -       731            -                  -         -          731
Amortization of deferred
  compensation                -       -        -      -       105         -            -                273         -          378
Repurchase of stock (249,100
  shares)                     -       -        -      -         -         -            -                  -    (2,884)      (2,884)
Change in net unrealized loss
  on securities available for
  sale, net of taxes          -       -        -      -         -         -           92                  -         -           92
                          ------  ------ -------  -----  --------  --------       ------          ---------   -------    ---------
BALANCE, June 30, 1997        -       -    2,728     27    20,789    15,201         (110)            (1,880)   (4,124)   $  29,903
Net earnings                  -       -        -      -         -     1,487            -                  -         -        1,487
Exercise of stock options
  (5,892 shares)              -       -        -      -        (3)        -            -                  -        63           60
Amortization of deferred
  compensation                -       -        -      -       361         -            -                325         -          686
Change in net unrealized loss
  on securities available for
  sale, net of taxes          -       -        -      -         -         -           97                  -         -           97
                          ------  ------ -------  -----  --------  --------       ------          ---------   -------    ---------
BALANCE, June 30, 1998        -   $   -    2,728  $  27  $ 21,147  $ 16,688       $  (13)         $  (1,555)  $(4,061)   $  32,233
                          ======  ====== =======  =====  ========  ========       ======          =========   =======    =========







See notes to consolidated financial statements              64


SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                              1998         1997        1996
                                                                       (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                               $   1,487    $    731    $     594
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization                                  683         430          370
  Loans originated for sale                                  (19,687)     (5,644)     (13,906)
  Proceeds from sale of loans                                 19,567       5,657       13,152
  (Gain) loss on sale of loans, net                              (41)        (13)          31
  (Gain) loss on sale or redemption of investment
    securities available for sale, net                           (12)         13           12
  Gain on sale of mortgage-backed securities available for
    sale, net                                                    (33)       (161)           -
  Federal Home Loan Bank stock dividend                         (247)       (237)        (152)
  (Increase) decrease in prepaid expenses and other assets      (116)       (835)          15
  Amortization of deferred loan fees                            (111)        (74)         (80)
  Deferred loan origination costs                               (344)       (147)        (194)
  Increase (decrease) in accrued expenses and other
    liabilities                                                  641         267         (204)
  Deferred income taxes                                         (185)        266           (2)
  Provision for estimated loan losses                            735         557          575
  Provision for estimated real estate losses                     124          95          204
  Premium (discount) amortization on securities, net             458         235          246
  Decrease (increase) in accrued interest receivable             137        (323)        (534)
  Other, net                                                    (357)        164          481
                                                           ----------   ---------   ---------

      Net cash provided by operating activities                2,699         981         608









See notes to consolidated financial statements             65



SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
---------------------------------------------------------------------------------------------------



                                                             1998            1997           1996
                                                                        (IN THOUSANDS)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale    $   (29,739)     $  (57,451)     $ (42,650)
Proceeds from sale and redemption of investment
    securities available for sale                            23,012          59,936         28,683
Purchase of mortgage-backed securities available            (15,281)        (35,229)       (11,914)
Proceeds from sale of mortgage-backed securities
    available for sale                                       16,566           9,866              -
Proceeds from call of investment securities held to
    maturity                                                      -               -          3,200
Purchase of mortgage-backed securities held to maturity           -         (15,451)       (21,116)
Principal repayments on mortgage-backed securities           15,510           8,935          7,647
Loans funded, net                                           (34,512)        (30,955)       (17,719)
Loans purchased, net                                        (40,623)        (33,320)       (48,297)
Principal repayments on loans                                61,019          33,216         25,029
Proceeds from sale of real estate                             2,161           2,935          1,451
Purchase of premises and equipment                             (248)         (1,242)          (517)
Purchase of FHLB stock                                            -              (3)          (730)
Other, net                                                     (114)              -              -
                                                         -----------     -----------      ---------

      Net cash used in investing activities                  (2,249)        (58,763)       (76,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in certificate accounts             (22,944)          21,347        31,704
Net increase (decrease) in passbook, money market
  savings, NOW, and noninterest-bearing accounts             29,886           12,794        (1,929)
Purchase of deposit accounts                                      -           20,159             -
Proceeds from Federal Home Loan Bank advances                 5,000           73,800        50,000
Repayment of Federal Home Loan Bank advances                (12,364)         (63,402)      (15,938)
Proceeds from securities sold under agreements to
  repurchase                                                      -            9,600             -
Repayment of securities sold under agreements to
  repurchase                                                 (3,430)            (170)            -
Purchase of treasury stock                                        -           (2,884)       (1,240)
Purchase of stock for deferred compensation plans                 -                -          (775)
Exercise of stock options                                        60                -             -
Other, net                                                      686              318             -
                                                         -----------     -----------      --------

      Net cash (used in) provided by financing activities    (3,106)          71,562        61,822
                                                         -----------     -----------      --------







See notes to consolidated financial statements                66



SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998
------------------------------------------------------------------------------------------------------



                                                                 1998          1997          1996
                                                                         (IN THOUSANDS)
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                  $  (2,656)    $   13,780    $ (14,503)

CASH AND CASH EQUIVALENTS, beginning of year                      22,664          8,884       23,387

CASH AND CASH EQUIVALENTS, end of year                         $  20,008     $   22,664    $   8,884
                                                              ==========     ==========    =========


SUPPLEMENTAL CASH FLOW DISCLOSURES-
 Cash paid during the year for:
Interest                                                       $  18,610     $   17,214    $  12,930
Income taxes                                                         941            188          324

NONCASH INVESTING ACTIVITIES DURING THE YEAR:
Real estate acquired through foreclosure                       $   2,928     $    2,603    $   2,885
Mortgage-backed securities transferred from held to
  maturity to available for sale classification                        -              -        4,775
Loans to facilitate sales of real estate acquired through
  foreclosure                                                          -              -          641
Change in net unrealized loss on securities available for
  sale, net                                                           97             92        (167)













See notes to consolidated financial statements          67

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998
--------------------------------------------------------------------------------

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

      DESCRIPTION OF BUSINESS - The business of SGV consists principally of the business of the Association. SGV's only significant assets are cash, investments and mortgage-backed securities, the capital stock of the Association and SGV's loan to the Association's employee stock ownership plan (ESOP) (Notes 13 and 16). SGV has no significant liabilities.

      The Association is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in mortgage loans secured by one- to four-family residences. To a lesser extent, the Association invests in multi-family residential mortgages, commercial real estate, consumer and other loans. As of June 30, 1998, the Association operated eight branch offices located in the San Gabriel Valley.

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

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

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

      Loans receivable held for investment are carried at amortized cost adjusted for unamortized premiums and discounts and net of deferred loan origination fees and allowance for estimated loan losses. Premiums and discounts on loans are amortized or accreted using the interest method over the expected lives of the loans. These loans are not adjusted to the lower of cost or estimated market value because it is management's intention, and the Company has the ability, to hold these loans to maturity.

      The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. The Company evaluates all loans in its portfolio on an individual basis with the exception of one- to four-family residential mortgage loans and consumer lines of credit, which are evaluated on a collective basis. Also, loans which have delays in payments of less than four months are not necessarily considered impaired unless other factors apply to the loans. The accrual of interest income on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered permanent, a charge-off is recorded; where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan.

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

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

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

      ALLOWANCES FOR ESTIMATED LOAN AND REAL ESTATE LOSSES - Valuation allowances for estimated loan and real estate losses are provided when any significant decline in value is deemed to have occurred. Specific loss allowances are established for loans that are deemed impaired, if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. In estimating losses, management considers the estimated sales price, cost of refurbishment, payment of delinquen taxes, cost of holding the property (if an extended period is anticipated) and cost of disposal. Additionally, general valuation allowances for loan and real estate losses have been established. The estimates for these allowances are normally influenced by current economic conditions, actual loss experience, industry trends and other factors such as the current adverse economic conditions experienced (including declining real estate values) in the area in which the Company's lending and real estate activities are based.

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

      INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES. Under this standard,

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

deferred tax assets and liabilities represent the tax effects of the temporary differences in the bases of certain assets and liabilities for tax and financial statement purposes, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basi in the financial statements.

      The Company files its tax returns on a fiscal year basis.

      EARNINGS PER SHARE - In 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 replaced the calculation of primary and diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities, unlike primary earnings per share. Diluted earnings per share is very similar to fully diluted earnings per share under previous guidance. All earnings-per-shar amounts for previous periods have been restated to conform with SFAS No. 128.

      RECENT ACCOUNTING DEVELOPMENTS - In June 1996, the FASB issued SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which was amended by SFAS No. 127, DEFERRAL OF THE EFFECTIVE DATE OF CERTAIN PROVISIONS OF FASB STATEMENT NO. 125. These statements provide accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125, as amended, is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 or December 31, 1997 for certain transactions. The adoption of SFAS No. 125 did not have a material impact on the Company's financial condition and results of operations.

      In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly held business enterprises and disclosure of information about operating segments in annual financial statements to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997. As both SFAS Nos. 130 and 131 deal with financial statement disclosure, the Company does not anticipate the adoption of these new standards will have a material impact on the Company's financial condition and results of operations.

      SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after June 1998. The adoption of the provisions

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

of SFAS No. 133 is not expected to have a material impact on the results of operations or the financial position of the Company.

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

      PRESENTATION OF CASH FLOWS - All highly liquid instruments with original maturities of three months or less are considered to be cash equivalents.

      RECLASSIFICATIONS - Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with classifications in 1998.


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

      Quantitative measures that have been established by regulation to ensure capital adequacy require the Association to maintain minimum capital amounts and ratios (set forth in the following table). The Association's primary regulatory agency, the Office of Thrift Supervision (OTS), requires that the Association maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 3%, and total risk-based capital (as defined) of 8%. The Association is also subject to prompt corrective action capital requirement regulations set forth by the Federal Deposit Insurance Corporation
(FDIC). The FDIC requires the Association to maintain a minimum of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, that as of June 30, 1998 and 1997, the Association meets all capital adequacy requirements to which it is subject.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

      As of June 30, 1998 and June 30, 1997, the most recent notification from the OTS categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association's category.

      The Association's actual capital amounts and ratios are also presented in the table.


                                                                              To Be Well
                                                                           Capitalized Under
                                                          For Capital      Prompt Corrective
                                       Actual         Adequacy Purposes    Action Provisions
                                 -------------------  -----------------  --------------------
                                  Amount     Ratio     Amount     Ratio      Amount     Ratio

                                                      (DOLLARS IN THOUSANDS)

AS OF JUNE 30, 1998:
  Total Capital
    (to Risk Weighted Assets)     $ 29,255   15.08%    $ 15,520    8.00%    $ 19,400    10.00%
  Core Capital
   (to Adjusted Tangible Assets)  $ 27,930    6.86%    $ 12,222    3.00%    $ 20,369     5.00%
  Tangible Capital
    (to Tangible Assets)          $ 27,930    6.86%    $  6,117    1.50%       N/A        N/A
  Tier I Capital
    (to Risk Weighted Assets)     $ 27,930   14.40%        N/A      N/A     $ 11,640     6.00%


AS OF JUNE 30, 1997:
  Total Capital
    (to Risk Weighted Assets)     $ 26,963   14.43%    $ 14,949    8.00%    $ 18,686    10.00%
  Core Capital
   (to Adjusted Tangible Assets)  $ 25,800    6.34%    $ 12,205    3.00%    $ 20,342     5.00%
  Tangible Capital
   (to Tangible Assets)           $ 25,800    6.34%    $  6,103    1.50%       N/A       N/A
  Tier I Capital
   (to Risk Weighted Assets)      $ 25,800   13.81%        N/A      N/A     $ 11,211     6.00%


      The OTS issued final regulations which set forth the methodology for calculating an interest rate risk component that is being incorporated into the OTS regulatory capital rules. Under the new regulations, only savings institutions with above normal interest rate risk exposure are required to maintain additional capital. This additional capital would increase the amount of a savings institution's otherwise required risk-based capital requirement. The final

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

rule became effective January 1, 1994 an implementation will not begin until the Association has been notified by the OTS.

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

      As of August 27, 1998, the OTS is in the process of examining the Association. This examination and future examinations by the OTS or FDIC could include a review of certain transactions or other amounts reported in the Association's 1998 financial statements. Adjustments, if any, cannot presently be determined.

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

      The Funds Act also spreads the obligations for payment of the Financing Corporation (FICO) bonds across all SAIF and Bank Insurance Fund (BIF) members. Beginning on January 1, 1997, BIF deposits are assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 0.3 basis points, while SAIF deposits will pay an estimated 6.1 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time.

      As a result of the Funds Act, the FDIC lowered SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments described above. Management

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

cannot predict the level of FDIC insurance assessments on an ongoing basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

3.    INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

      A  summary  of  investment   securities  and  mortgage-backed   securities
available for sale at June 30 follows:

                                                         1998
                                    --------------------------------------------
                                                 GROSS       GROSS     ESTIMATED
                                    AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                      COST       GAINS       LOSSES      VALUE
                                                  (IN THOUSANDS)

Money market funds and adjustable
  interest rate mutual funds        $ 11,000     $   -      $   18    $  10,982
U.S. Government and federal
  agency obligations                   7,991         -           9        7,982
Other investment securities              250         7           -          257
                                    --------     -----      ------    ---------
  Total investment securities         19,241         7          27       19,221
                                    --------     -----      ------    ---------

FHLMC mortgage-backed securities       5,320         6          15        5,311
FNMA mortgage-backed securities        7,972        10          17        7,965
GNMA mortgage-backed securities       15,025        32           7       15,050
Other mortgage-backed securitie        1,069         -          12        1,057
                                    --------     -----      ------    ---------
  Total mortgage-backed securities    29,386        48          51       29,383
                                    --------     -----      ------    ---------

    Total                           $ 48,627     $  55      $   78    $  48,604
                                    ========     =====      ======    =========

                                                      1997
                                    ------------------------------------------
                                                  GROSS      GROSS    ESTIMATED
                                    AMORTIZED   UNREALIZED UNREALIZED   FAIR
                                      COST        GAINS     LOSSES      VALUE
                                                  (IN THOUSANDS)
Money market funds and adjustable
  interest rate mutual funds        $  3,000     $   -       $   6    $   2,994
U.S. Government and federal
  agency obligations                   9,500         4          31        9,473
                                    --------     -----       -----    ---------
  Total investment securities         12,500         4          37       12,467
                                    --------     -----       -----    ---------
FHLMC mortgage-backed securities      21,987        32         111       21,908
FNMA mortgage-backed securities       13,464        60          79       13,445
Other mortgage-backed securities       1,872         -          61        1,811
                                    --------     -----       -----    ---------
  Total mortgage-backed securities    37,323        92         251       37,164
                                    --------     -----       -----    ---------

    Total                           $ 49,823     $  96       $ 288    $  49,631
                                    ========     =====       =====    =========

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

      During the year ended June 30, 1998, the Company sold $16.4 million in mortgage-backed securities, which resulted in a net gain totaling $33,000. Also, the Company sold $14.0 million in investment securities resulting in a net gain totaling $12,000 and had $9.0 million in investment securiti es called during the year at par.

      During the year ended June 30, 1997 the Company sold $9.7 million in mortgage-backed securities which resulted in gains totaling $161,000. Also, the Company sold $1.5 million in investment securities resulting in losses totaling $13,000 and had $2.0 million in investment securities called du ring the year at par.

      There were no sales of investment securities and mortgage-backed securities available for sale during the year ended June 30, 1996. Proceeds from the redemption of the adjustable interest rate mutual fund during the year ended June 30, 1996 were $2,000,000. A loss of $12,000 was realized on the redemption.

      The weighted average interest rates on investment securities available for sale were 5.92% and 6.69% at June 30, 1998 and 1997, respectively. The weighted average interest rates on mortgage-backed securities available for sale were 6.87% and 7.08% at June 30, 1998 and 1997, respectively.

      At June 30, 1998, $7.1 million of mortgage-backed securities available for sale had adjustable interest rates, with the remaining $22.3 million having fixed interest rates. The weighted average remaining years to maturity of the mortgage-backed securities available for sale is 18.6 years at June 30, 1998.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

4.    MORTGAGE-BACKED SECURITIES HELD TO  MATURITY

      A summary of mortgage-backed securities held to maturity at June 30 follows:

                                                       1998
                                    -------------------------------------------
                                                 GROSS       GROSS     ESTIMATED
                                    AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                      COST       GAINS       LOSSES      VALUE
                                                   (IN THOUSANDS)

FHLMC mortgage-backed securities    $  5,178     $   40      $   31    $  5,187
FNMA mortgage-backed securities          106          3           -         109
GNMA mortgage-backed securities       23,829        144           -      23,973
Other mortgage-backed securities         823          -           3         820
                                    --------     ------      ------    --------
  Total mortgage-backed securities  $ 29,936     $  187      $   34    $ 30,089
                                    ========     ======      ======    ========


                                                       1997
                                   ---------------------------------------------
                                                 GROSS       GROSS     ESTIMATED
                                    AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                       COST      GAINS       LOSSES      VALUE
                                                   (IN THOUSANDS)

FHLMC mortgage-backed securities    $  7,745     $   11      $   41    $  7,715
FNMA mortgage-backed securities          208          3           -         211
GNMA mortgage-backed securities       29,842          -         267      29,575
Other mortgage-backed securities       1,277          5           -       1,282
                                    --------     ------      ------    --------

    Total mortgage-backed securities  39,072     $   19      $  308    $ 38,783
                                    ========     ======      ======    ========

      Mortgage-backed securities totaling approximately $19.7 million were pledged at June 30, 1998 as collateral for FHLB borrowings and $7.6 million of mortgage-backed securities were used as collateral for securities sold under repurchase agreements.

      The Company did not sell any mortgage-backed securities held to maturity during the years ended June 30, 1998, 1997, and 1996.

      The weighted average interest rate on mortgage-backed securities held to maturity was 7.82% and 7.85% at June 30, 1998 and 1997, respectively. At June 30, 1998, $2.0 million of the Company's mortgage-backed securities held to maturity had adjustable interest rates with the remaining $27.9 mi llion having fixed interest rates. At June 30, 1997, $3.0 million of the

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

Company's mortgage-backed securities held to maturity had adjustable interest rates with the remaining $36.1 million having fixed interes rates. The weighted average remaining years to maturity of the mortgage-backed securities held to maturity is 24.7 years at June 30, 1998.

5.    LOANS RECEIVABLE

      A summary of loans receivable at June 30 follows:


                                                   1998               1997
                                                    (DOLLARS IN THOUSANDS)

Conventional trust deed loans on real estate:
Single family 1-4 units                         $  247,129      $   250,303
Multifamily                                         29,546           27,241
Commercial loans secured by trust deeds             11,895            8,660
Consumer                                             9,007              533
                                                ------------    -------------

  Total                                            297,577          286,737

Less (plus):
Unamortized yield adjustments                         (613)             121
Deferred loan fees                                     635              515
Allowance for estimated loan losses                  1,425            1,263
                                                ------------    -------------
  Total                                            296,130          284,838

Less - Loans held for sale                             391              230
                                                ------------    -------------

Loans receivable held for investment, net       $  295,739      $   284,608
                                                ============    =============

Weighted average interest rate at end of period       8.03%            7.69%
                                                ============    =============


      At June 30, 1998, adjustable rate loans approximated $234.8 million. The adjustable rate loans have interest rate adjustment limitations and are generally indexed to the Eleventh District Cost of Funds and the weekly one-year Treasury constant maturity index. Future market factors may affec t the correlation of the interest rate adjustment with the rates the Company pays on short-term deposits that have been utilized primarily to fund these loans.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

      Activity in the allowance for estimated loan losses is summarized as follows for the year ended June 30:


                                              1998          1997          1996
                                                       (IN THOUSANDS)

Balance, beginning of year                  $ 1,263       $ 1,058      $   792
Provision for estimated loan losses             735           557          575
Charge-offs                                    (573)         (352)        (310)
Recoveries                                        -             -            1
                                            ---------     ---------    ---------

Balance, end of year                        $ 1,425       $ 1,263      $ 1,058
                                            =========     =========    =========

      At June 30, 1998, the Company had classified $569,000 of its loans as impaired with $100,000 in specific reserves as determined in accordance with SFAS No. 114, as amended by SFAS No. 118. At June 30, 1997, the Company had classified $530,000 of its loans as impaired with $100,000 in specific reserves. In addition, the Company has $1.3 million and $1.7 million at June 30, 1998 and 1997, respectively, in impaired loans, which were collectively evaluated for impairment with no specific reserves set aside. The average recorded investment in impaired loans, inclusive of those evaluated collectively, during the years ended June 30, 1998, 1997, and 1996 was approximately $2.9 million, $1.6 million, and $2.4 million, respectively. Interest income on impaired loans of $28,000, $28,000, and $31,000 was recognized for cash payments received in the years ended June 30, 1998, 1997, and 1996.

      Generally, loans delinquent three payments or more are placed on nonaccrual status, meaning that the Company stops accruing interest on such loans and reverses any interest previously accrued but not collected. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. For the years ended June 30, 1998, 1997 and 1996, contractually due interest of approximately $101,000, $77,000 and $118,000, respectively, was not recognized in income. At June 30, 1998, 1997 and 1996, nonaccrual loans approximated $1,911,000, $1,699,000 and $1,962,000, respectively. At June 30, 1998, the Company had three troubled-debt restructured loans totaling approximately $761,000.

      The Company is engaged in attracting deposits from the general public and using those deposits together with borrowings and other funds primarily to originate permanent residential mortgage loans in its normal lending areas in Los Angeles, San Bernardino, Riverside and Orange Counties.

      At June 30, 1998, 1997 and 1996, the Company was servicing loans for others amounting to approximately $100,000,000, $94,000,000 and $98,000,000, respectively.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

      Under FIRREA, a federally chartered savings and loan association's aggregate commercial real estate loans may not exceed 400% of its capital as determined under the capital standards provisions of FIRREA. FIRREA does not require divestiture of any loan that was lawful when it was originated. At June 30, 1998, the Association estimates that, while complying with this limitation, it may originate an additional $101.3 million of commercial real estate loans.

      The Association is subject to numerous lending-related regulations. Under FIRREA, the Association may not make real estate loans to one borrower in excess of 15% of its unimpaired capital and surplus, plus an additional 10% for loans secured by readily marketable collateral. This 15% limita tion results in a dollar limitation of approximately $4,245,000 at June 30, 1998.

      Transactions in loans to officers, directors and employees are as follows for the years ended June 30:


                                       1998            1997              1996
                                                   (IN THOUSANDS)

Balance, beginning of year           $   788         $  1,010        $   1,192
  New loans to employees                 966               92                -
  Principal paydowns and payoffs         (28)            (314)            (182)
                                   -----------     ------------    -------------
Balance, end of year                 $ 1,726         $    788        $   1,010
                                   ===========     ============    =============


6.    ACCRUED INTEREST RECEIVABLE

      A summary of accrued interest receivable at June 30 follows:

                                                       1998             1997
                                                           (IN THOUSANDS)

Loans receivable                                     $  2,286        $  2,238
Mortgage-backed securities                                378             512
Investment securities and other                           110             161
                                                   ------------     -----------
  Total                                              $  2,774        $  2,911
                                                   ============     ===========

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

7.    REAL ESTATE ACQUIRED THROUGH FORECLOSURE

      A summary of real estate acquired through foreclosure at June 30 follows:


                                                     1998              1997
                                                            (IN THOUSANDS)

One- to four-unit properties                       $   1,728         $   1,210
Multi-family                                             274                 -
Allowance for estimated real estate losses              (100)              (60)
                                                 -------------     -------------

  Total                                            $   1,902         $   1,150
                                                 =============     =============


      Activity in the allowance for estimated real estate losses is as follows for the years ended June 30:

                                               1998           1997          1996
                                                        (IN THOUSANDS)

Balance, beginning of year                  $  60        $   557      $   569
Provision for estimated real estate losses    124             95          204
Charge-offs                                   (84)          (592)        (216)
                                          ---------    -----------   -----------
Balance, end of year                        $ 100        $    60       $   557
                                          =========    ===========   ===========

      Net gain (loss) on real estate acquired through foreclosure is summarized as follows for the years ended June 30:

                                                1998        1997       1996
                                                       (IN THOUSANDS)

Net gain on sales of real estate               $  153      $   49     $    95
Other income (expenses), net                     (138)        203        (162)
Provision for estimated real estate losses       (124)        (95)       (204)
                                               ---------   --------   ----------
Net gain (loss) on real estate acquired through
  foreclosure                                  $ (109)     $  157     $  (271)
                                               =========   ========   ==========

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

8.    PREMISES AND EQUIPMENT

      A summary of premises and equipment at June 30 follows:


                                                           1998          1997
                                                             (IN THOUSANDS)

Land                                                    $     523     $     523
Office buildings                                            5,055         5,052
Furniture, fixtures and equipment                           3,519         3,279
                                                       -----------   -----------

  Total                                                     9,097         8,854
Less accumulated depreciation and amortization             (5,560)       (4,988)
                                                       -----------   -----------

  Total                                                 $   3,537     $   3,866
                                                       ===========   ===========


9.    DEPOSIT ACCOUNTS

      Deposit accounts are summarized as follows at June 30:

                                               1998                       1997
                                      -----------------------   -----------------------
                                                    INTEREST                  INTEREST
                                       BALANCE        RATE*      BALANCE        RATE*
                                                  (DOLLARS IN THOUSANDS)

Passbook accounts                    $  17,892        2.00%    $   19,161       2.00%
Money market savings accounts           47,469        4.64%        19,620       4.01%
NOW accounts                            20,808        1.23%        21,292       1.34%
Noninterest-bearing accounts             9,660           -          5,870          -
                                    -----------               -------------
    Total                               95,829        2.94%        65,943       2.21%

Certificates of deposit:**
  Less than three months                 2,637        3.97%         4,105       4.15%
  Three to six months                    6,490        4.42%         7,625       4.42%
  Six to twelve months                  29,861        4.91%        52,577       5.36%
  Twelve months and greater            160,464        5.49%       158,089       5.68%
                                    ------------              -------------
    Total                              199,452        5.35%       222,396       5.53%
                                    ------------              -------------
      Total                          $ 295,281        4.57%    $  288,339       4.76%
                                    ============              =============


*   Based on weighted average stated interest rates.
** At June 30, 1998, included in certificate accounts are 442 accounts totaling $57,285,000, with balances of $100,000 or more.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

      Certificate accounts are scheduled to mature as follows at June 30, 1998:


                                                               (IN THOUSANDS)

Within one year                                                $  169,812
One to two years                                                   19,013
Two to three years                                                  3,454
Three to four years                                                 4,180
Four to five years                                                  2,993
                                                             --------------
  Total                                                        $  199,452
                                                             ==============

      Interest expense on deposit accounts is summarized as follows for the year ended June 30:

                                            1998          1997          1996
                                                     (IN THOUSANDS)

Passbook accounts                         $    377     $     348      $     370
NOW accounts                                   309           280            341
Money market savings accounts                1,367           493            166
Certificate accounts                        11,574        11,074          9,194
                                          --------     ---------      ---------
  Total                                   $ 13,627     $  12,195      $  10,071
                                          ========     =========     ==========


10.   OTHER BORROWED FUNDS

      Advances from the Federal Home Loan Bank (FHLB) are scheduled to mature as follows at June 30, 1998:


                                                              (IN THOUSANDS)
Year ending June 30:
  1999                                                          $    31,733
  2000                                                               13,200
  2001                                                                4,276
  2002                                                               14,252
  Thereafter through 2003                                             7,082
                                                                -----------
    Total                                                       $    70,543
                                                                ===========

      At June 30, 1998 and 1997, the weighted average interest rate on FHLB advances was 6.21% and 6.27%, respectively. At June 30, 1998, the advances, all of which are fixed rate, were collateralized by certain real estate loans with aggregate unpaid principal balances of approximately $80.7 million and by certain mortgage-backed securities with an aggregate

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

remaining principal balance of approximately $19.7 million and the Company's investment in the capital stock of the FHLB of San Francisco.

      The following summarizes activities in advances from the FHLB for the year ended June 30:

                                                   1998       1997       1996
                                                     (DOLLARS IN THOUSANDS)

Average amount outstanding during the period     $ 72,722   $ 73,513   $ 49,419
                                                 =========  =========  =========

Maximum amount outstanding at any month-end
  during the period                              $ 75,876   $ 78,172   $ 74,115
                                                 =========  =========  ========-

Weighted average interest rate during the period     6.28%      6.25%      6.50%
                                                 =========  =========  =========

      The following summarizes activities in securities sold under agreements to repurchase as of June 30:

                                                   1998       1997        1996
                                                     (DOLLARS IN THOUSANDS)

Average amount outstanding during the period     $  6,528   $  8,729      N/A
                                                 =========  =========  =========

Maximum amount outstanding at any month-end
  during the period                              $  9,450   $  9,600      N/A
                                                 =========  =========  =========

Weighted average interest rate during the period     6.04%      5.93%     N/A
                                                 =========  =========  =========

      At June 30, 1998, all $6 million of the securities sold under agreements to repurchase mature on October 30, 1998. The market value of the mortgage-backed securities underlying the agreements was $7.6 million as of June 30, 1998. The Company enters into these agreements only with primary go vernment securities dealers. The lender maintains possession of the collateral securities for these agreements.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


11.   INCOME TAXES

      Income taxes are summarized as follows for the year ended June 30:

                                                  1998        1997       1996
                                                         (IN THOUSANDS)

Current:
  Federal                                       $   978     $   225    $    354
  State                                             251          43          80
                                                --------    --------   --------

    Total current                                 1,229         268         434

Deferred:
  Federal                                          (209)        173         (22)
  State                                              24          93          20
                                                --------    --------   --------

    Total deferred                                 (185)        266          (2)
                                                --------    --------   --------

      Total                                     $ 1,044     $   534    $    432
                                                ========    ========   ========

      A reconciliation from the statutory federal income tax rate to the consolidated effective income tax rate follows for the year ended June 30:


                                                  1998       1997        1996

Federal income tax rate                           35.0%      35.0%       35.0%
State taxes, net of federal benefit                7.2        7.1         8.0
Other, net                                        (1.0)       0.1        (0.9)
                                                -------    -------    --------
  Total                                           41.2%      42.2%       42.1%
                                                =======    =======    ========

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

      At June 30, 1998 and 1997, the deferred components of the Company's total income tax liabilities (assets), as included in the consolidated statements of financial condition, are summarized as follows:


                                                     1998            1997
                                                         (IN THOUSANDS)
Deferred tax liabilities:
  Federal Home Loan Bank stock dividends            $   903        $    792
  Depreciation                                          344             368
  Loan fees                                             817             830
  Prepaid expenses                                       56              79
  Other                                                   -               -
                                                    -------         -------
    Gross deferred tax liabilities                    2,120           2,069

Deferred tax assets:
  Bad debt reserve                                     (538)           (510)
  State taxes                                          (230)           (142)
  Deferred compensation                                (269)           (189)
  Capital loss carryforward                             (20)            (20)
  Unrealized losses on securities                        (9)            (81)
  Amortization of deposit premium                       (43)            (10)
  Other                                                 (31)            (23)
                                                    --------       ---------
    Gross deferred tax assets                        (1,140)           (975)

Valuation allowance                                       -               -
                                                    --------       --------
Net deferred tax liability                          $   980        $  1,094
                                                    ========       ========

      The Association's financial statement retained earnings includes tax bad debt deductions for which no provision for federal income taxes has been made. If distributions to shareholders are made in excess of current or accumulated earnings and profits or if stock of the Association is partially redeemed, this tax bad debt reserve, which approximates $2,700,000 at June 30, 1998, will be recaptured into income at the then prevailing federal income tax rate. The related unrecognized deferred tax liability is approximately $945,000. It is not contemplated that the Association will make any disqualifying distributions that would result in the recapture of these reserves.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

12.   EARNINGS PER SHARE RECONCILIATION

                                                         WEIGHTED
                                                          AVERAGE
                                             INCOME       SHARES     PER SHARE
                                           (NUMERATOR) (DENOMINATOR)   AMOUNT
                                          ------------ ------------- -----------

                                                      JUNE 30, 1998
                                          --------------------------------------

BASIC EPS
  Income available to common stockholders  $ 1,487,000  2,345,000   $   0.63
EFFECT OF DILUTIVE SECURITIES
  Incremental shares from assumed exercise
    of outstanding options                           -    124,000      (0.03)
                                           -----------  ---------   ---------
DILUTED EPS
  Income available to common stockholders  $ 1,487,000  2,469,000   $   0.60
                                           ===========  =========   =========

                                                      JUNE 30, 1997
                                           -------------------------------------

BASIC EPS
  Income available to common stockholders  $   731,000  2,482,000   $   0.29
EFFECT OF DILUTIVE SECURITIES
  Incremental shares from assumed exercise
    of outstanding options                           -     37,000          -
                                           -----------  ---------   ---------
DILUTED EPS
  Income available to common stockholders  $   731,000  2,519,000   $   0.29
                                           ===========  =========   =========

                                                      JUNE 30, 1996
                                           -------------------------------------

BASIC EPS
  Income available to common stockholders  $   594,000  2,707,000   $   0.22
EFFECT OF DILUTIVE SECURITIES
  Incremental shares from assumed exercise
    of outstanding options                           -          -          -
                                           -----------  ---------   ---------
DILUTED EPS
  Income available to common stockholders  $   594,000  2,707,000   $   0.22
                                           ===========  =========   =========


SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

13.   COMMITMENTS AND CONTINGENT LIABILITIES

      The Company conducts a portion of its operations from premises under operating leases. Rental expense, net of sublease payments, was $307,000, $206,000 and $143,000 for the years ended June 30, 1998, 1997 and 1996, respectively. Sublease payments were $158,000, $121,000 and $107,000 for the years ended June 30, 1998, 1997 and 1996, respectively. Minimum rental commitments for noncancelable leases follow at June 30, 1998:

                                                                (IN THOUSANDS)

First year                                                        $      447
Second year                                                              423
Third year                                                               216
Fourth year                                                              217
Fifth year                                                               217
Thereafter                                                               398
                                                               -------------

  Total                                                           $    1,918
                                                               =============

      The Company becomes involved in claims and litigation arising from its normal business activities. After consultation with legal counsel, management is of the opinion that the ultimate liability, if any, resulting from the disposition of such claims and litigation would not be material to th e consolidated financial statements of the Company.

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

      At June 30, 1998 and 1997, the Company had loan funding commitments of approximately $3.0 million and $1.4 million, respectively. At June 30, 1998 and 1997, the majority were fixed rate mortgage loans. Loan funding commitments are generally for a period of 15 to 45 days. also, the Company had agreed to purchase approximately $9.3 million in 1-4 unit single-family adjustable rate mortgage loans from another financial institution scheduled to fund in July 1998.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

      The Company uses forward sales contracts to hedge interest rate exposure generally on secondary mortgage market operations. As of June 30, 1998, the Company had $1.0 million in open forward sales contracts with no material unrecorded gains/losses. As of June 30, 1997, the company had $250,000 in open forward sales contracts.

      The Company provides a profit-sharing plan and a 401(k) plan, which are offered to officers and full-time employees meeting the eligibility requirements specified in the plans. The plans provide for optional annual contributions by the Company at the discretion of the board of directors. The 401(k) plan is a defined contributory plan which allows employee contributions. Total profit-sharing and 401(k) plan expenses were $79,000, $68,000 and $39,000 for the years ended June 30, 1998, 1997 and 1996 respectively. The Company's maximum annual contribution is 15% of the amount of eligible compensation.

      The Company previously maintained a separate defined benefit plan covering only outside Board of Director members. Such plan was terminated during the year ended June 30, 1995. Participants currently remaining in the plan will be paid out according to existing plan terms. No further contri butions will be made by the Company. Pension expense was $13,000, $15,000 and $16,000 for the years ended June 30, 1998, 1997 and 1996, respectively. The accrued pension liability cost was approximately $161,000 at June 30, 1998.

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

      The ESOP borrowed $1,528,000 from the Company in order to purchase the common stock. The loan will be repaid principally from the Association's contributions to the ESOP over a period of seven years, and the collateral for the loan will be the common stock purchased by the ESOP. The interest rate for the loan is 8%. At June 30, 1998 the outstanding balance of the loan was $982,000 and a total of 68,190 shares of common stock has been allocated to employee accounts.

      Shares purchased by the ESOP are pledged as collateral for the loan and will be held in a suspense account until released for allocation among participants as the loan is repaid. the pledged shares will be released annually from the suspense account in an amount proportional to the repayment of the ESOP loan for each plan year. The released shares will be allocated among the accounts of participants on the basis of the participant's compensation for the year of allocation. Participants generally become 100% vested in their ESOP account after six years of credited service or if their service was terminated due to death, early retirement, permanent

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

disability or a change in control. Prior to the completion of two years of credited service, a participant who terminates employment for reasons other than death, retirement, disability, or change of control of the Association or Company will not receive any benefit. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Benefits may be payable upon death, retirement, disability or separation from service. The contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated.

      The expense related to the ESOP for the year ended June 30, 1998 was approximately $469,000. At June 30, 1998, unearned compensation related to the ESOP approximated $873,000 and is shown as a reduction of stockholders' equity in the accompanying consolidated statements of financial condition.

      The   Association   maintains  a  non-qualified   Supplemental   Executive
Retirement Plan (SERP) to provide certain officers and highly compensated employees with additional retirement benefits. The benefits provided under the SERP will make up the benefits lost to the SERP participants due to application of limitations on compensation and maximum benefits applicable to the Association's tax-qualified 401(k) plan and the ESOP. Benefits will be provided under the SERP at the same time and in the same form a the benefits will be provided under the 401(k) plan and the ESOP. Included in accrued expenses at June 30, 1998 is $23,000 of benefits related to the SERP.

      The Association has implemented a Directors' Deferred Fee Stock Unit Plan (Deferred Fee Plan) for its directors. The Deferred Fee Plan permits directors to defer receipt of directors' fees paid by the Association until their service with the Board of Directors terminates. The Deferred Fee Plan also permits directors to defer receipt of the vested accrued benefit otherwise payable from the terminated Director's Retirement Plan into the director's account under the terms of the Deferred Fee Plan. The directors' deferred fees are credited to the account of participating directors under the terms of the Deferred Fee Plan and are credited with earnings based on several investment choices, including Company stock. If a participant chooses to have deferred fees credited to a stock unit account with the Deferred Fee Plan, the participant will receive a benefit based on the value and appreciation in the stock of the Company. Included in accrued expenses at June 30, 1998 is $302,000 of deferrals related to the Deferred Fee Plan.

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

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

acquired in several transactions at an average market price of $9.469 per share. These shares represent deferred compensation and have been accounted for as a reduction in stockholders' equity in the accompanying consolidated statement of financial condition. Such shares are held in trust.

      The Stock Compensation Plan allocated 16,366 shares to current and future directors with the remaining shares allocated to employees. The shares allocated to directors are granted in equal installments over a five-year period. The shares allocated to employees are granted over a five-year period with a percentage considered as a base grant, and the remaining percentages granted if the Company achieves certain performance levels. The percentages are determined by the Company's compensation committee. The expense related to the Stock Compensation Plan for the year ended June 30, 1998 was approximately $255,000.

      At the Company's Annual Meeting of Stockholders on January 17, 1996, the stockholders approved the SGV Bancorp, Inc. 1995 Master Stock Option Plan (the 1995 Stock Option Plan). The Stock Option Plan authorizes the granting of options equal to 272,765 shares of common stock. All officers and other employees of the Company and its affiliates, and directors who are not also serving as employees of the Company or any of its affiliates are eligible to receive awards under the Stock Option Plan.

      Options granted under the 1995 Stock Option Plan will be made at an exercisable price equal to the fair market value on the date of grant. Options expire ten years from the date of the grant.

      Awards granted to employees may include incentive stock options, nonstatutory stock options and limited rights which are exercisable only upon a change in control of the Company. Awards granted to nonemployee directors are nonstatutory options. Options are exercisable in five equal annual i nstallments of 20%, commencing one year from the date of the grant.

      Also, at the Company's Annual Meeting of Stockholders on November 20, 1997, the stockholders approved the SGV Bancorp, Inc. 1997 Stock-Based Incentive Plan (the 1997 Stock-Based Incentive Plan). This plan authorizes the granting of options to purchase common stock, option-related awards and awards of common stock equivalent to one percent of the adjusted average common stock outstanding used to calculate diluted earnings per share as reported in the annual report for the preceding year for each calendar year from 1997 to 2006. In no event will more than 230,000 shares be granted under this plan which is available to all officers, other employees and outside Directors.

      Options granted under the 1997 Stock-Based Incentive Plan will be made at an exercisable price equal to fair market value on the date of grant. Options expire ten years from the date of the grant.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

      In October 1995, the FASB issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement establishes a fair value based method of accounting for stock-based compensation plans. It encourages, but does not require, entities to adopt that method in place of the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

      The Company has elected to continue to apply the accounting provisions of APB No. 25 to its stock-based compensation awards to employees. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of gr ant over the amount the director or employee must pay to acquire the stock. Because the plan provides for the issuance of options at a price of no less than the fair market value at the date of grant, no compensation cost has been recognized for the stock option components of the plans.

      Had compensation costs for the stock option components of the Plan been determined based upon the fair value at the date of grant consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follow as of June 30 for the years indicated:

                                            1998        1997         1996
                                                     (IN THOUSANDS,
                                                 EXCEPT PER SHARE DATA)

Net income:
  As reported                           $   1,487    $     731    $     594
  Pro forma                                 1,218          469          463

Earnings per common share - Basic:
  As reported                           $    0.63    $    0.29    $    0.22
  Pro forma                             $    0.52    $    0.19    $    0.17

Shares utilized in EPS calculations     2,344,980    2,482,391    2,707,674


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% for both

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

years; risk-free interest rate of 5.50% for 1998, 6.50% for 1997 and 6.75% for 1996; expected life of 10 years for all years; and a volatility factor of 23.37% for 1998 and 18.79% for 1997 and 1996.

      Stock options granted, exercised or forfeited were as follows:

                                                                WEIGHTED AVERAGE
                                            WEIGHTED AVERAGE      FAIR VALUE OF
                              NUMBER OF      EXERCISE PRICE       OPTION SHARES
                            OPTION SHARES   OF OPTION SHARES         GRANTED

Outstanding July 1, 1995             -                  -                  -
  Granted during year          261,851         $     9.63           $   9.63
                           --------------   ----------------
Outstanding June 30, 1996      261,851               9.63
  Granted during year           15,275              12.88              12.88
  Forfeited during year         (2,182)              9.63
                           --------------   ----------------
Outstanding June 30, 1997      274,944               9.81
  Granted during year           20,100              17.13              17.13
  Exercised during year         (5,892)              9.63
  Forfeited during year         (1,746)              9.63
                           --------------   ----------------
Outstanding June 30, 1998      287,406         $    10.33
                           ==============   ================

      Financial data pertaining to outstanding stock options as of June 30, 1998 were as follows:

                                                                                WEIGHTED
                             WEIGHTED           WEIGHTED                        AVERAGE
               NUMBER        AVERAGE            AVERAGE         NUMBER OF    EXERCISE PRICE
 EXERCISE     OF OPTION     REMAINING       EXERCISE PRICE     EXERCISABLE   OF EXERCISABLE
   PRICE       SHARES     CONTRACTUAL LIFE  OF OPTION SHARES  OPTION SHARES  OPTION SHARES
----------  ------------  ----------------  ----------------  -------------  -------------
$  9.63       252,031        7.5 years          $   9.63           97,538     $     9.63
  12.88        15,275        8.6 years             12.88            3,819          12.88
  17.13        20,100        9.6 years             17.13                -              -
            ------------  ----------------  ----------------  -------------  -------------
              287,406        7.7 years          $  10.33          101,357     $     9.75
            ============  ================  ================  =============  =============

      During the year ended June 30, 1995, the Company entered into employment agreements (Agreements) with its president/chief executive officer and its executive vice president/chief financial officer. The Agreements provide for three-year terms for both individuals commencing on June 28, 1995 which have been extended through June 28, 2001. The Agreements provide that, commencing on the first anniversary date and continuing each anniversary date thereafter, the Board of Directors may extend the Agreements for an additional year so that the remaining term shall be three years. The Agreements provide for the payment of severance benefits upon termination.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The  following  disclosures  of the  estimated  fair  value  of  financial instruments is made in accordance with the requirements of SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair value amounts have been determined by the Company using available market infor mation and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at June 30, 1998 and 1997:

                                                               1998
                                                  ------------------------------
                                                     CARRYING       ESTIMATED
                                                      AMOUNT        FAIR VALUE
                                                         (IN THOUSANDS)

Assets:
Cash, including short-term bank obligations        $   20,008      $   20,008
Investment securities available for sale               19,221          19,221
Mortgage-backed securities available for sale          29,383          29,383
Mortgage-backed securities held to maturity            29,936          30,089

Loans receivable:
  Fixed                                                62,516          63,914
  Variable                                            233,150         233,150

Federal Home Loan Bank stock                            4,234           4,234

Liabilities:
Term deposit accounts                                 199,452         200,130
Other deposit accounts                                 95,829          95,829
Borrowings                                             76,543          77,232

Off-balance sheet unrealized gains (losses) -
  Loan funding commitments                                  -               6

  Forward sales contracts                                   -              (2)




SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


                                                               1997
                                                    ---------------------------
                                                     CARRYING        ESTIMATED
                                                      AMOUNT        FAIR VALUE

                                                        (IN THOUSANDS)

Assets:
Cash, including short-term bank obligations         $   22,664      $   22,664
Investment securities available for sale                12,467          12,467
Mortgage-backed securities available for sale           37,164          37,164
Mortgage-backed securities held to maturity             39,072          38,783

Loans receivable:
  Fixed                                                 63,756          64,499
  Variable                                             221,282         221,282

Federal Home Loan Bank stock                             3,987           3,987

Liabilities:
Term deposit accounts                                  222,396         223,055
Other deposit accounts                                  65,943          65,943
Borrowings                                              87,337          87,280

Off-balance sheet unrealized gains (losses) -
  Loan funding commitments                                   -               -

  Forward sales contracts                                    -               1


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

      The fair value of nonperforming loans with a carrying value of approximately $1,911,000 and $1,699,000 at June 30, 1998 and 1997, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the market place for such loans. These nonperforming loans are primarily residential real estate loans.

      The fair value of Federal Home Loan Bank stock is based on its redemption value.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

      The fair value of term deposit accounts is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of other deposit accounts is the amount payable on demand at June 30, 1998 and 1997.

      Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of borrowings.

      For fixed-rate loan funding commitments, the fair value is estimated based on the difference between current levels of interest rates and the committed rates.

      The fair value of forward sales contracts is based on dealer quotes.

      The fair value estimates presented herein are based on pertinent information available to management as of June 30, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reva lued for purposes of these consolidated financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

15.   CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP

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

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

16.   PARENT COMPANY FINANCIAL INFORMATION

      The following presents the unconsolidated financial statements of the parent company only, SGV Bancorp, Inc. (Note 1).

  SGV BANCORP, INC. (PARENT COMPANY ONLY)


  STATEMENTS OF FINANCIAL CONDITION
  AS OF JUNE 30, 1998 AND 1997

                                                   1998               1997
                                               --------------------------------
                                                       (IN THOUSANDS)
ASSETS:
Cash and cash equivalents                       $   1,995          $     204
Investment securities available for sale              258              1,485
Mortgage-backed securities available for sale         862              1,349
Investment in subsidiary                           27,769             25,526
Receivable from subsidiary                            982              1,200
Other assets                                          367                139

  Total assets                                  $  32,233          $  29,903
                                                =========          =========

TOTAL STOCKHOLDERS' EQUITY:                     $  32,233          $  29,903
                                                =========          =========


SGV BANCORP, INC. (PARENT COMPANY ONLY)

  STATEMENTS OF OPERATIONS
  FOR EACH OF THE THREE YEARS
  IN THE PERIOD ENDED JUNE 30, 1998


                                                       1998      1997     1996
                                                            (IN THOUSANDS)

Interest income                                      $   266   $  360   $   420
Other expenses                                          (249)    (212)     (168)
Income taxes                                              (7)     (62)     (106)
                                                     -------   ------   -------
  Earnings before equity in net earnings of subsidiary    10       86       146
Equity in net earnings of subsidiary                   1,477      645       448
                                                     -------   ------   -------

Net earnings                                         $ 1,487   $  731   $   594
                                                     =======   ======   =======

                                       97


SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
------------------------------------------------------------------------------------------------------

SGV BANCORP, INC. (PARENT COMPANY ONLY)

  SUMMARY STATEMENTS OF CASH FLOWS
  FOR EACH OF THE THREE YEARS
  IN THE PERIOD ENDED JUNE 30, 1998
                                                                  1998              1997          1996
                                                                               (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                 $  1,487          $   731       $    594
  Adjustments to reconcile net earnings to cash
    used in operating activities:
  (Gain) loss on sale or redemption of investment
    securities available for sale                                    (5)              13              -
  Equity in net earnings of subsidiary                           (1,477)            (645)          (448)
  Premium amortization on securities                                 15               19             16
  (Increase) decrease in other assets                              (228)              74           (206)
                                                               ---------         --------      ---------
    Net cash (used in) provided by operating activities            (208)             192            (44)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities available for                  (750)               -         (7,000)
  Proceeds from sale or redemption of investment
    securities available for sale                                 2,005            1,487          4,000
  Purchase of mortgage-backed securities
    available for sale                                                -                -         (2,105)
  Principal repayments on mortgage-backed securities                461              363            358
  Principal repayment on loan to subsidiary                         218              218            110
                                                               ---------         --------      ---------
    Net cash provided by (used in) investing activities           1,934            2,068         (4,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options                                          60                -              -
  Purchase of treasury stock                                          -           (2,884)        (1,240)
  Other, net                                                          5                -              -
    Net cash provided by (used in) financing activities              65           (2,884)        (1,240)
                                                               ---------         --------      ---------
Net increase (decrease) in cash and cash equivalents              1,791             (624)        (5,921)
CASH AND CASH EQUIVALENTS,
  beginning of year                                                 204              828          6,749
                                                               ---------         --------      ---------
CASH AND CASH EQUIVALENTS, end of year                         $  1,995          $   204       $    828
                                                               =========         ========      =========

NONCASH INVESTING ACTIVITIES DURING
  THE YEAR:                                                      1998             1997           1996
Change in net unrealized gain/loss on securities
  available for sale, net of taxes                           $      (12)       $     (39)    $       80


SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

17.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of quarterly results for the years ended June 30, 1998 and 1997 (The 1997 and first quarter of 1998 earning-per-share amounts have been restated to comply with SFAS 128, EARNINGS PER SHARE):


                                        FIRST     SECOND      THIRD       FOURTH
(IN THOUSANDS, EXCEPT PER SHARE DATA)  QUARTER    QUARTER    QUARTER     QUARTER

1998
   Interest income                    $  7,324   $  7,459    $  7,434   $  7,385
  Interest expense                       4,817      4,840       4,533      4,471
  Provision for estimated loan losses       75        268         115        277
  Net earnings                             331        234         491        431
  Earnings per share - basic              0.14       0.10        0.21       0.18
  Earnings per share - diluted            0.14       0.09        0.20       0.17

1997
  Interest income                     $  6,108   $  6,441    $  6,865   $  7,286
  Interest expense                       3,863      4,120       4,431      4,724
  Provision for estimated loan losses      188        105         194         70
  Net earnings (loss)                     (464)       416         285        494
  Earnings (loss) per share - basic      (0.18)      0.16        0.12       0.21
  Earnings (loss) per share - diluted    (0.18)      0.16        0.12       0.21


ITEM 9.  CHANGE   IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
         FINANCIAL  DISCLOSURE
         ---------------------

      None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

      Incorporated herein by this reference is the information set forth in the section entitled "Information with Respect to Nominees, Continuing Directors and Executive Officers" contained in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

      Incorporated herein by this reference is the information set forth in the section entitled "Executive Compensation" contained in the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

      Incorporated herein by this reference is the information set forth in the sections entitled "Security Ownership of Certain Beneficial Owners" and
"Information with Respect to Nominees, Continuing Directors and Executive Officers" contained in the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

      Incorporated herein by this reference is the information set forth in the section entitled "Transactions with Certain Related Persons" contained in the 1998 Proxy Statement.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)(1)Financial Statements
                                    Description
                                    -----------

      Independent Auditors' Report
      Consolidated  Statements  of  Financial  Condition as of June 30, 1998 and
      1997
      Consolidated Statements of Operations for Each of the Three Years in the Period Ended June 30, 1998
      Consolidated  Statements of  Stockholders' Equity  for Each  of the  Three
      Years in the  Period  Ended  June 30,  1998
      Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended June 30, 1998
      Notes to Consolidated Financial Statements for Each of the Three Years in the Period Ended June 30, 1998

(a)(2) Financial Statement Schedules

       All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

       (a) The following exhibits are filed as part of this report:

        3.1  Certificates of  Incorporation  of SGV Bancorp,  Inc.*
        3.2  Bylaws of  SGV Bancorp, Inc.*
        4.0  Stock Certificate of SGV Bancorp, Inc.*
       10.1 Employment Agreement between First Federal Savings and Loan Association of San Gabriel Valley and Barrett G. Andersen
       10.2  Employment  Agreement  between  SGV Bancorp,  Inc.  and  Barrett G.
             Andersen
       10.3  Employment   Agreement  between  First  Federal  Savings  and  Loan
             Association  of San  Gabriel Valley  and  Ronald A. Ott
       10.4  Employment Agreement between SGV Bancorp, Inc. and Ronald A. Ott
       10.5 Form of Two-year Change in Control Agreement between First Federal Savings and Loan Association of San Gabriel Valley and certain executive officers
       10.6 Form of Two-year Change in Control Agreement between SGV Bancorp, Inc. and certain executive officers
       10.7 Form of One-year Change in Control Agreement between First Federal Savings and Loan Association of San Gabriel Valley and certain officers
       10.8 Form of One-year Change in Control Agreement between SGV Bancorp, Inc. and certain officers
       10.9  Form  of  Proposed  First  Federal  Savings  and  Loan  Association
             of San Gabriel   Valley Employee  Severance  Compensation Plan*
      10.10 First Federal Savings and Loan Association of San Gabriel Valley Employees' Savings & Profit Sharing Plan and Trust*
      10.11 Form of First Federal Savings and Loan Association of San Gabriel Valley 1995 Supplemental Executive Retirement Plan*
      10.12 First Federal Savings and Loan Association of San Gabriel Valley 1995 Directors Deferred Stock Unit Plan**
      10.13  1997  Stock-Based  Incentive Plan
      10.14  1995 Amended  and Restated  Stock-Based  Incentive Plan
       11.0  Computation of Earnings Per Share (filed herewith under Item 8)
       21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiary Activities"
       23.0  Consent of Independent Accountant (filed herewith)
       27.0  Financial Data Schedule (filed herewith)
      (b)    Reports on Form  8-K
             None
--------------------
* Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on March 6, 1995, Registration No. 33-90018.

** Incorporated herein by reference from the Definitive Proxy materia1 for the Registrant's 1995 Annual Meeting of Stockholders, filed on December 7, 1995.

CONFORMED                     SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SGV BANCORP, INC.


                              By: /s/ Barrett G. Andersen
                                  -----------------------
                              Barrett G. Andersen
DATED:  September 25, 1998    President, Chief Executive Officer
                              and Director


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dated indicated.


          Name                         Title                        Date
          ----                         -----                        ----

/s/ Barrett G. Andersen   President, Chief Executive Officer  September 25, 1998
------------------------
Barrett G. Andersen       and Director
                          (principal executive officer)

/s/ Ronald A. Ott         Executive Vice President, Chief     September 25, 1998
------------------------
Ronald A. Ott             Financial Officer and Treasurer
                          (principal accounting officer)

/s/ Benjamin S. Wong      Chairman of the Board               September 25, 1998
------------------------
Benjamin S. Wong          of Directors


/s/ Royce A. Stutzman     Director                            September 25, 1998
------------------------
Royce A. Stutzman


/s/ Irven G. Reynolds     Director                            September 25, 1998
------------------------
Irven G. Reynolds


/s/ John D. Randall       Director                            September 25, 1998
------------------------
John D. Randall


/s/ Thomas A. Patronite   Director                            September 25, 1998
------------------------
Thomas A. Patronite