Form 10-Q
period 1998-09-30
SGV BANCORP INC
filed 1998-11-13
CIK 940511

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

                                      or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ------------------------

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,218,823 shares of common stock, par value $0.01 per share, were outstanding as of November 9, 1998.

                              SGV BANCORP, INC.
                                  FORM 10-Q
                                    INDEX


PART I      FINANCIAL INFORMATION                                           PAGE
                                                                            ----

Item 1      Consolidated Statements of Financial Condition:
            September 30, 1998 (unaudited) and June 30, 1998..................1

            Consolidated Statements of Operations (unaudited):
            For the Three Months Ended September 30, 1998 and 1997............2

            Consolidated Statements of Cash Flows(unaudited):
            For the Three Months Ended September 30, 1998 and 1997............3

            Notes to Consolidated Financial Statements........................5

Item 2      Management's Discussion and Analysis of
            Results of Operations and Financial Condition.....................7

Item 3      Quantitative and Qualitative Disclosure Regarding Market Risk....18

PART II     OTHER INFORMATION

Item 1      Legal Proceedings................................................19

Item 2      Changes in Securities............................................19

Item 3      Defaults Upon Senior Securities..................................19

Item 4      Submission of Matters to a Vote of Security Holders..............19

Item 5      Other Information................................................19

Item 6      Exhibits and Reports on Form 8-K.................................19

SIGNATURES...................................................................20


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)
--------------------------------------------------------------------------------------------------------------
                                                                            September 30,         June 30,
                                                                                1998                1998
                                                                           ---------------    ----------------
                                                                              (Unaudited)
ASSETS:
 Cash and cash equivalents, including short-term bank obligations of
  $41,850 at September 30, 1998 and $16,202 at June 30, 1998                  $    46,459       $    20,008
 Investment securities available for sale, amortized cost of $12,199
   at September 30, 1998 and $19,241 at June 30, 1998                              12,061            19,221
 Mortgage-backed securities available for sale, amortized cost of
  $30,204 at September 30, 1998 and $29,386 at June 30, 1998                       30,240            29,383
 Mortgage-backed securities held to maturity, estimated fair value of
  $37,314 at September 30, 1998 and $30,089 at June 30, 1998                       37,145            29,936
 Loans receivable held for sale                                                     1,616               391
 Loans receivable held for investment, net of allowance for estimated
  loan losses of $1,449 at September 30, 1998 and $1,425 at June 30, 1998         311,643           295,739
 Accrued interest receivable                                                        2,916             2,774
 Stock of Federal Home Loan Bank of San Francisco, at cost                          5,202             4,234
 Real estate acquired through foreclosure, net                                      1,084             1,902
 Premises and equipment, net                                                        3,409             3,537
 Prepaid expenses and other assets, net                                             1,202             1,221
                                                                           ---------------    ----------------
     Total assets                                                             $   452,977       $   408,346
                                                                           ===============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES:
 Deposit accounts                                                             $   302,049       $   295,281
 Federal Home Loan Bank advances                                                  104,037            70,543
 Securities sold under agreements to repurchase                                    10,300             6,000
 Accrued expenses and other liabilities                                             5,690             4,289
                                                                           ---------------    ----------------
     Total liabilities                                                        $   422,076           376,113

 STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 2,000,000 shares authorized; none
  Issued
 Common stock, $.01 par value;  10,000,000 shares authorized;
    2,727,656 issued; 2,218,823 shares outstanding at September 30, 1998
    and 2,348,068 shares outstanding at June 30, 1998                                  27                27
 Additional paid-in capital                                                        21,195            21,147
 Retained earnings, substantially restricted                                       17,254            16,688
 Accumulated other comprehensive income                                               (60)              (13)
 Deferred stock compensation                                                       (1,462)           (1,555)
 Treasury stock; 508,833 shares at September 30, 1998 and
    379,588 shares at June 30, 1998                                                (6,053)           (4,061)
                                                                           ---------------    ----------------
    Total stockholders' equity                                                     30,901            32,233
                                                                           ---------------    ----------------
    Total liabilities and stockholders' equity                                $   452,977       $   408,346
                                                                           ===============    ================

                                                            1


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)
--------------------------------------------------------------------------------------------------------------
                                                                                   FOR THE THREE MONTHS
                                                                                    ENDED SEPTEMBER 30,

                                                                                 1998                1997
                                                                           ---------------    ----------------
INTEREST INCOME:
  Interest on loans                                                           $     5,939       $     5,478
  Interest on investment securities                                                   365               313
  Interest on mortgage-backed securities                                            1,024             1,268
  Other                                                                               209               265
                                                                           ---------------    ----------------
      Total interest income                                                         7,537             7,324
                                                                           ---------------    ----------------
INTEREST EXPENSE:
  Interest on deposit accounts                                                      3,397             3,475
  Interest on borrowings                                                            1,278             1,342
                                                                           ---------------    ----------------
      Total interest expense                                                        4,675             4,817
                                                                           ---------------    ----------------


Net interest income before provision
  for estimated loan losses                                                         2,862             2,507
PROVISION FOR ESTIMATED LOAN LOSSES                                                   269                75
                                                                           ---------------    ----------------
Net interest income after provision for
  estimated loan losses                                                             2,593             2,432

OTHER INCOME:
  Loan servicing and other fees                                                       145               126
  Deposit account fees                                                                144               128
  Secondary marketing activity, net                                                    21                (5)
  Gain on sale of securities available for sale, net                                    7                37
  Other income                                                                         96                41
  Net gain on real estate acquired through foreclosure                                145                12
                                                                           ---------------    ----------------
      Total other income                                                              558               339
                                                                           ---------------    ----------------

GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation and other employee expenses                                          1,229             1,188
  Office occupancy                                                                    266               269
  Equipment                                                                           277               254
  Advertising                                                                          30                52
  FDIC insurance premiums                                                              44                44
  Other operating expenses                                                            343               389
                                                                           ---------------    ----------------
      Total general and administrative expenses                                     2,189             2,196
                                                                           ---------------    ----------------

EARNINGS BEFORE INCOME TAXES                                                          962               575
INCOME TAXES                                                                          396               244
                                                                           ---------------    ----------------
     NET EARNINGS                                                             $       566       $       331
                                                                           ===============    ================
EARNINGS PER SHARE-Basic                                                      $      0.25       $      0.14
                                                                           ===============    ================
EARNINGS PER SHARE-Diluted                                                    $      0.24       $      0.14
                                                                           ===============    ================


                                                       2



SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)
-------------------------------------------------------------------------------------------------------------
                                                                                FOR THE THREE MONTHS
                                                                                 ENDED SEPTEMBER 30,

                                                                           1998                1997
                                                                       --------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                                     $     566           $     331
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                                               172                 162
   Loans originated for sale                                                (6,145)             (3,099)
   Proceeds from sale of loans                                               4,960               2,992
   Gain on sale of loans, net                                                  (40)                (10)
   Gain on sale of investments available for sale, net                         (10)                 (6)
   Gain on sale of mortgage-backed securities available for sale, net           (2)                (31)
   Federal Home Loan Bank stock dividend                                       (62)                (61)
   Increase in prepaid expenses and other assets                                (6)                (11)
   Amortization of deferred loan fees                                          (27)                (25)
   Deferred loan origination costs                                            (119)                (56)
   Increase (decrease) in accrued expenses and other liabilities            (1,434)               (227)
   Provision for estimated loan losses                                         269                  75
   (Recapture of) provision for estimated real estate losses                   (45)                  9
   Premium amortization, net                                                   168                  60
   (Increase) decrease in accrued interest receivable                         (143)                 71
   Other, net                                                                 (222)                257
                                                                       --------------      --------------
    Net cash provided by operating activities                                  748                 431

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment securities available for sale                       (6,948)            (11,500)
 Proceeds from sale and redemption of investment securities
  available for sale                                                        14,010              11,506
 Purchase of mortgage-backed securities available for sale                 (10,153)
 Proceeds from sale of mortgage-backed securities available for sale          6,931             14,480
 Purchase of mortgage-backed securities held to maturity                   (10,030)
 Principal repayments on mortgage-backed securities                          5,124               3,211
 Loans funded, net                                                         (16,102)             (5,277)
 Loans purchased, net                                                      (22,015)            (29,003)
 Principal repayments on loans                                              21,531               9,323
 Proceeds from sale of real estate                                           1,582                 511
 Purchase of premises and equipment                                            (17)                (81)
 Purchase of Federal Home Loan Bank Stock                                     (906)
 Other, net                                                                    (15)                (32)
                                                                       --------------      --------------
    Net cash used in investing activities                                  (17,008)             (6,862)





                                                       3



SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)(CONTINUED)
-----------------------------------------------------------------------------------------------
                                                                   FOR THE THREE MONTHS
                                                                    ENDED SEPTEMBER 30,
                                                            -----------------------------------
                                                                 1998                  1997
                                                            ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in certificate accounts                        $     5,865         $       801
 Net increase (decrease) in passbook, money market savings
   NOW and non-interest-bearing accounts                             902               3,816
 Proceeds from Federal Home Loan Bank advances                    35,000
 Repayment of Federal Home Loan Bank advances                     (1,505)             (2,094)
 Proceeds from securities sold under agreements to repurchase      4,300
 Repayment of securities sold under agreements to repurchase                          (3,430)
 Purchase of treasury stock                                       (1,992)
 Other, net                                                          141                  70
                                                            --------------      ---------------
    Net cash (used in) provided by financing activities           42,711                (837)

NET (DECREASE) INCREASE  IN CASH AND CASH
    EQUIVALENTS                                                   26,451              (7,268)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    20,008              22,664
                                                            --------------      ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $    46,459         $    15,396
                                                            ==============      ===============

SUPPLEMENTAL CASH FLOW DISCLOSURES
 Cash paid during the period for:
Interest                                                     $     4,646         $     4,845
Income taxes, net                                                    375                  60

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Real estate acquired through foreclosure                             692                 304
Change in net unrealized loss on investment securities and
  mortgage-backed securities available for sale, net of taxes        (47)                105


                      SGV BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                 (UNAUDITED)

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

      The Association is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in mortgage loans secured by one-to-four family residences. To a lesser extent, the Association invests in multi-family residential mortgages, commercial real estate, land and other loans. The Association's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities and income from loan servicing. The Association's primary sources of funds are deposits, principal and interest payments on loans, advances from the Federal Home Loan Bank of San Francisco (the FHLB) and, to a lesser extent, proceeds from the sale of loans. As of September 30, 1998, the Association operated eight branch offices located in the San Gabriel Valley.

      The consolidated financial statements include the accounts of SGV Bancorp, Inc. and its wholly-owned subsidiary, First Federal Savings and Loan Association of San Gabriel Valley and its wholly-owned subsidiary, First Covina Service Company (collectively, the Company). All material intercompany balances and transactions have been eliminated in consolidation.

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring adjustments necessary for a fair presentation have been included. The results of operations for the three-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

      These consolidated financial statements and the information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" should be read in conjunction with the audited consolidated financial statements and notes thereto of SGV Bancorp, Inc. for the year ended June 30, 1998 included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

2.    Earnings Per Share
      ------------------

      Earnings per share reconciliation is as follows:

                                                               WEIGHTED
                                                               AVERAGE
                                               INCOME            SHARES        PER SHARE
                                             (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                            -------------    ---------------   -----------

                                                          SEPTEMBER 30, 1998
                                            ----------------------------------------------
BASIC EPS
  Income available to common stockholders     $  566,000       2,291,000       $   0.25
EFFECT OF DILUTIVE SECURITIES
  Incremental shares from assumed exercise
    of outstanding options                             -          98,000          (0.01)
                                            --------------  --------------  --------------
DILUTED EPS
  Income available to common stockholders     $  566,000       2,389,000       $   0.24
                                            ==============  ==============  ==============

                                                          SEPTEMBER 30, 1997
                                            ----------------------------------------------

BASIC EPS
  Income available to common stockholders     $  331,000       2,342,000       $   0.14

EFFECT OF DILUTIVE SECURITIES
  Incremental shares from assumed exercise
    of outstanding options                             -         117,000              -
                                            --------------  --------------  --------------

DILUTED EPS
  Income available to common stockholders     $  331,000       2,459,000       $   0.14
                                            ==============  ==============  ==============

3.    Comprehensive Income
      --------------------

      The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective July 1, 1998. The standard requires that comprehensive income and its components be disclosed in the financial statements. The Company's comprehensive income includes all items which comprise net income plus the unrealized holding losses on available-for-sale securities. For the three months ended September 1998 and 1997, the Company's comprehensive income was as follows:


                                 SEPTEMBER 30, 1998     SEPTEMBER 30, 1997
                                 ------------------     ------------------
                                            (Dollars in thousands)

Net income                            $   566                $   331
Other comprehensive income                (47)                   105
(loss)
                                 -----------------      ------------------
    Total comprehensive income        $   519                $   436
                                 ==================     ==================

4.    Accounting Principles
      ---------------------

      In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards of reporting by publicly held business enterprises and disclosure of information about operating segments in annual financial statements to a lesser extent, in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Since the primary business of the Company is performed through the Association, there is no material difference in the information already presented in the financial statements contained herein and those required under SFAS No. 131 for information about operating segments. At this time, no additional disclosure is required.

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


Item 2. Management's  Discussion  and  Analysis  of  Results  of  Operations and
        ------------------------------------------------------------------------
        Financial Condition
        -------------------

      This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10- K, which focuses upon relevant matters occurring during the year ended June 30, 1998. Accordingly, the ensuing discussion focuses upon the material matters at and for the three months ended September 30, 1998.

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

RESULTS OF OPERATIONS
---------------------

      The Company posted net earnings of $566,000 for the three months ended September 30, 1998 compared to net earnings of $331,000 for the three months ended September 30, 1997. For the three months ended September 30, 1998, the net earnings were $0.25 per share-basic compared to net earnings of $0.14 per share-basic for the three months ended September 30, 1997. A discussion of the specific components of net earnings is set forth in the Notes to Consolidated Financial Statements.

Net Interest Income
-------------------

      Net interest income before the provision for estimated loan losses was $2.9 million for the three months ended September 30, 1998 compared to $2.5 million for the three months ended September 30, 1997.

Interest Income
---------------

      Total interest income for the three months ended September 30, 1998 was $7.5 million, an increase of $0.2 million from the comparable period a year ago. The increase in interest income was primarily due to the $13.7 million increase in the average balance of interest-earning assets to $409.1 million for the three months ended September 30, 1998 from $395.4 million for the three months ended September 30, 1997. The interest income on loans increased to $5.9 million for the three months ended September 30, 1998 from $5.5 million for the three months ended September 30, 1997. The increase in interest on loans was due partially to the increase in the average balance of loans receivable outstanding to $304.9 million for the three months ended September 30, 1998 from $289.9 million for the three months ended September 30, 1997. The increase was also due to the increase in the average yield on loans receivable to 7.79% for the three months ended September 30, 1998 compared to 7.56% for the three months ended September 30, 1997 partially related to the purchase of higher yielding equity lines of credit in December 1997. The interest income on mortgage-backed securities decreased to $1.0 million for the three months ended September 30, 1998 from $1.3 million from the three months ended September 30, 1997 as a result of the decrease in average balances outstanding to $63.8 million for the three months ended September 30, 1998 from $71.2 million for the three months ended September 30, 1997. The decrease in interest income on mortgage-backed securities was also due to the decrease in the average yield to 6.42% for the three months ended September 30, 1998 compared to 7.13% for the three months ended September 30, 1997 primarily due to the purchase of lower yielding securities during the past year and to the increase in prepayments resulting in a faster amortization of premiums on previously purchased securities. The interest income on investment securities and other securities was approximately the same for both periods which resulted from the increase in the average balance outstanding to $40.5 million for the three months ended September 30,

1998 from $34.4 million for the same period a year ago being offset by the decrease in the average yield to 5.67% for the three months ended September 30, 1998 from 6.73% for the same period a year ago.

Interest Expense
----------------

      Total interest expense for the three months ended September 30, 1998 was $4.7 million, a decrease of $142,000 from $4.8 million for the three months ended September 30, 1997. The decrease in interest expense was primarily due to the decrease in the average cost of interest bearing liabilities to 4.98% for the three months ended September 30, 1998 from 5.24% for the same period a year ago, partially offset by the $7.8 million increase in the average balance of interest-bearing liabilities to $375.8 million for the three months ended September 30, 1998 from the same period a year ago. Interest expense on savings accounts decreased to $3.4 million for the three months ended September 30, 1998 from $3.5 million for the same period a year ago. This decrease was related to the decrease in the average cost of savings accounts to 4.72% for the three months ended September 30, 1998 from 4.90% for the same period a year ago partially offset by the increase in the average balance of savings accounts to $288.0 million for the three months ended September 30, 1998 from $283.4 million for the same period a year ago. Interest expense on borrowings decreased by $64,000 in a period-to-period comparison due primarily to the decrease in the average cost of borrowings to 5.83% for the three months ended September 30, 1998 from 6.34% for the same period a year ago.

Analysis of Net Interest Income
-------------------------------

      The following table sets forth average interest rates on the Company's interest-earning assets and interest-bearing liabilities for the three month period ended September 30, 1998 and September 30, 1997 (dollars are in thousands and average balances are based on month-end amounts):

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------------------------
                                                       1998                       1997
                                            ---------------------------------------------------
                                               AVERAGE      YIELD        AVERAGE        YIELD
                                               BALANCE      RATE         BALANCE         RATE
                                            ------------  ---------  --------------  ----------
ASSETS:
  Interest-earning assets:
    Loans receivable                         $ 304,853      7.79%      $  289,899       7.56%
    Mortgage-backed securities                  63,802      6.42           71,168       7.13
    Investment securities and other             40,466      5.67           34,352       6.73
                                            ------------             --------------
        Total interest-earning assets          409,121      7.37%         395,419       7.39%
  Non-interest-earning assets                   13,553                     13,199
                                            ------------             --------------
        Total assets                         $ 422,674                 $  408,618
                                            ============             ==============

LIABILITIES AND EQUITY:
  Interest-bearing liabilities
    Savings accounts                         $ 288,007      4.72%      $  283,426       4.90%
    Borrowings                                  87,782      5.83           84,571       6.34
                                            ------------             --------------
        Total interest-bearing liabilities     375,789      4.98%         367,997       5.24%
  Non-interest-bearing liabilities              15,228                     10,445
  Stockholders' equity                          31,657                     30,176
                                            ------------             --------------
        Total liabilities and equity         $ 422,674                 $  408,618
                                            ============             ==============

  Net interest rate spread                                  2.39%                       2.17%
  Net interest margin                                       2.80%                       2.54%
  Ratio of interest-earning assets
    to interest-bearing liabilities                       108.87%                     107.45%



      The Company's average net interest spread increased to 2.39% for the three months ended September 30, 1998 as compared 2.17% for the three months ended September 30, 1997. The increase was due primarily to the decrease in the cost of interest-bearing liabilities which decreased to 4.98% for the three months ended September 30, 1998 from 5.24% for the three months ended September 30, 1997. The decrease in the cost of interest-bearing liabilities was due to the significant increase in the average balance of core deposits (passbook, money market and interest-bearing checking accounts) and to the overall lower interest rate environment enabling the Company to renew existing certificates of deposit and borrowings at lower interest rates. The Company was able to maintain its yield on interest-bearing assets at similar levels on a period-to-period comparison by increasing its investment in higher yielding assets such as equity lines of credit and non-residential real estate loans.

      The average yield on loans receivable increased to 7.79% for the three months ended September 30, 1998 from 7.56% for the three months ended September 30, 1997. The increase in yield was due primarily to the origination and purchase of higher yielding loans such as equity lines of credit and non-residential real estate loans during the past twelve months. In regards to the equity lines of credit, the portfolio has provided the Company a yield in excess of 13% since acquisition in December 1997. The Company recognizes that the portfolio of equity lines of credit also has a higher credit risk profile than the rest of the Company's loan portfolio. As part of the performance monitoring of this portfolio, the Company reviews the entire portfolio at least annually. The average yield on mortgage-backed securities decreased to 6.42% for the three months ended September 30, 1998 from 7.13% for the three months ended September 30, 1997. The decrease was due to the Company's purchase of fixed rate mortgage-backed securities with lower yields during the past year and to the increase in prepayments resulting from the lower overall interest rate environment which have required the Company to accelerate the amortization of related premiums. The average yield on investment securities and other securities decreased to 5.67% for the three months ended September 30, 1998 from 6.73% for three months ended September 30, 1997 as a result of the overall lower interest rate environment.

      The decrease in the average cost of savings accounts to 4.72% for the three months ended September 30, 1998 from 4.90% for the same period a year ago was the result of the $26.5 million increase in the average balance of core deposits (passbook, money market and interest-bearing checking accounts), which generally have a lower cost of funds than certificates of deposit, to $87.9 million for the three months ended September 30, 1998 from $61.4 million for the same period a year ago. There was also a corresponding reduction in the average balance of certificates of deposit which decreased to $200.1 million for the three months ended September 30, 1998 from $222.0 million for the same period a year ago. The Company's average cost of borrowings decreased to 5.83% for the three months ended September 30, 1998 from 6.34% for the same period a year ago as the Company renewed existing borrowings with those of lower rates in relation to the decrease in the overall interest rate environment. The Company also borrowed additional funds during the three months ended September 30, 1998 at an average rate below 5.00% with a weighted average term in excess of three years. The borrowings were entered into to facilitate the growth of the interest-earning assets of the Company.

Provision for Estimated Loan Losses
-----------------------------------

      The provision for estimated loan losses totaled $269,000 for the three months ended September 30, 1998 as compared to $75,000 for the three months ended September 30, 1997. The increase was due primarily to the initial fair value writedowns on two recently foreclosed properties totaling $168,000 and the charge-off of several home equity lines of credit totaling approximately $70,000. See "Financial Condition."

Other Income
------------

      Other income increased to $558,000 for the three months ended September 30, 1998 from $339,000 for the three months ended September 30, 1997. The increase was due partially to the

$145,000 in net gains on real estate operations for the three months ended September 30, 1998 as compared to $12,000 for the same period a year ago. The increase in real estate operations was related to the gains recognized upon the sale of several real estate owned properties. Also, the Company experienced an increase in other income derived from the net income of its subsidiary, First Covina Service Company, related to the increased commissions earned on the sale of tax-deferred annuities and other investment vehicles. Fee income derived from loan operations, savings accounts and secondary marketing also reflected slight increases for the three months ended September 30, 1998 as compared to the same period a year ago. See "Financial Condition."

General and Administrative Expenses
-----------------------------------

      The Company's general and administrative expenses totaled $2.2 million for the three months ended September 30, 1998 and 1997. The $41,000 increase in compensation and other employee expenses to $1.2 million for the three months ended September 30, 1998 as compared to the same period a year ago was due primarily to additional staffing for open positions. This increase was offset by the $46,000 decrease in other operating expenses to $343,000 for the three months ended September 30, 1998 as compared to the same period a year ago related to the decrease in general office expense requirements.

Income Taxes
------------

      The Company's income taxes increased to $396,000 for the three months ended September 30, 1998 compared to $244,000 in income taxes for the three months ended September 30, 1996 related to the increase in pre-tax earnings on a period-to-period comparison. The effective tax rates for the three months ended September 30, 1998 and September 30, 1997 were approximately 41.2% and 42.4%, respectively.

FINANCIAL CONDITION
-------------------

      The Company's total assets increased to $453.0 million at September 30, 1998 from $408.3 million in total assets at June 30, 1998. The Company's loans receivable held for investment increased by $15.9 million to $311.6 million at September 30, 1998 compared to $295.7 million at June 30, 1998. Although there was a substantial increase in loan prepayments in the three months ended September 30, 1998, the Company was able to increase the loan portfolio as a result of the purchase of $22.0 million in adjustable rate mortgage loans. The Company's investment in overnight federal funds sold increased to $41.9 million at September 30, 1998 from $16.2 million at June 30, 1998 as a result of the delay in the funding of a $35 million loan purchase. This loan purchase, comprised of well-seasoned single-family adjustable rate mortgage loans, was initially scheduled to close on September 30, 1998 but was delayed until October 2, 1998 at which time the purchase was consummated. The Company's earlier purchases of loans and the commitment to purchase the $35 million in loans at September 30 were entered into with the intent on increasing interest income, replacing loans which prepaid early and reducing its sensitivity to changes in interest rates.

      During the three months ended September 30, 1998, the Company originated and purchased for investment a total of $38.1 million in mortgage loans as compared to the $34.3 million purchased and originated in the three month period ended September 30, 1997. The loans purchased in the three months ended September 30, 1998 were adjustable rate and primarily indexed to COFI. The COFI is a lagging market index and therefore may adjust more slowly than the cost of the Association's interest-bearing liabilities. As the determination of the COFI becomes concentrated in fewer institutions, funding decisions by a relatively few large institutions could potentially further reduce the correlation of COFI to changes in general market interest rates and the Company's cost of funds. The Company also originated $6.1 million in loans held for sale and sold approximately $5.0 million in mortgage loans to the secondary market during the three months ended September 30, 1998 as compared to approximately $3.0 million originated and sold for the same period a year ago.

      The Company's non-performing assets totaled $2.8 million at September 30, 1998 compared to $3.8 million at June 30, 1998. The decrease in non-performing assets was due primarily to the decrease in the balance of real estate acquired in settlement of loans which totaled $1.1 million at September 30, 1998 versus $1.9 million at June 30, 1998. The Company's non-performing loans decreased slightly to $1.7 million at September 30, 1998 from $1.9 million at June 30, 1998. This change reduced the Company's ratio of non-performing assets to total assets to 0.62% at September 30, 1998 from 0.93% at June 30, 1998.

      The following table sets forth the non-performing assets at September 30, 1998 and June 30, 1998:

                                          SEPTEMBER 30, 1998      JUNE 30, 1998
                                        ---------------------- -----------------
                                                 (Dollars in thousands)
Non-accrual loans                             $   1,738            $   1,911
Real estate acquired through foreclosure          1,084                1,902
                                             ------------         ------------
      Non-performing assets                   $   2,822            $   3,813
                                             ============         ============

Non-performing assets as a percent
  of total assets                                  0.62%                0.93%

Non-performing loans as a percent
of gross loans receivable                          0.55%                0.64%


      The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. The Company applies the measurement provisions of SFAS No. 114 to all loans in its portfolio with the exception of one- to four-family residential mortgage loans and consumer lines of credit which are evaluated on a collective basis for impairment. Also, loans which have delays in payments of less than four months are not necessarily considered impaired unless other factors apply to the loans. The accrual of interest income on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan. At September 30, 1998, the Company had no classified loans considered impaired with no specific reserves set aside as of September 30, 1998 as determined in accordance with SFAS No. 114. In comparison, as of June 30, 1998, the Company had classified  $569,000  of  its  loans  as  impaired  with  $100,000  in  specific reserves. In addition, as of September 30, 1998 the Company had $1.7 million in loans which were collectively evaluated for impairment with $49,000 in specific reserves established compared to $1.3 million at June 30, 1998 collectively evaluated for impairment with no specific reserves set aside. The average recorded investment in impaired loans, inclusive of those evaluated collectively, during the three months ended September 30, 1998, was $1.9 million, whereas, the average for the twelve months ended June 30, 1998 was $2.9 million.

      The Company, in consideration of the current economic environment and the condition of the loan portfolio, maintained the allowance for estimated loan losses at September 30, 1998 at $1.4 million. Although loans on non-accrual status have decreased to $1.7 million at September 30, 1998 from $1.9 million at June 30, 1998, the allowance for estimated loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The Company's non-performing loans are primarily made up of one- to four-family residential mortgage loans. The following table sets forth the activity in the Company's allowance for estimated loan losses for the three months ended September 30, 1998:

                                           Activity for the three months ended
                                                    September 30, 1998
                                        ----------------------------------------
                                                 (Dollars in thousands)

Balance at June 30, 1998                             $  1,425,000
Add:
    Provision for estimated loan losses                   269,000
    Recoveries of previous charge-offs                          -
Less:
    Charge-off of consumer loans                           76,000
    Charge-off of real estate loans                       169,000
Balance at September 30, 1998                        $  1,449,000
                                                  =================

      The Company's total liabilities increased to $422.1 million at September 30, 1998 from $376.1 million at June 30, 1998. Total deposit accounts increased $6.7 million to $302.0 million at September 30, 1998 from $295.3 million at June 30, 1998, primarily as a result of the increase in the balance of certificates of deposit, which provided partial funding for the loan purchases made and committed to, and due to interest credited to accounts. The Company increased its borrowings from the FHLB by $33.5 million and its securities sold under agreements to repurchase by $4.3 million during the three months ended September 30, 1998 to provide the majority of funding for the purchased loan portfolios and the commitment for the loan purchase funded on October 2, 1998. The Company continues to utilize FHLB advances and securities sold under agreements to repurchase as part of its asset and liability management strategy.

      The Company's stockholders' equity decreased to $30.9 million at September 30, 1998 from $32.2 million at June 30, 1997 due primarily to the completion of a 5% stock repurchase program whereby the Company repurchased 117,245 shares at an average cost of $15.67 per share. The Company also announced its intent to repurchase an additional 5% of its outstanding common stock and to date has repurchased 12,000 shares. The reduction in stockholders' equity resulting from the stock repurchases was partially offset by the net earnings posted for the period.

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

      The Association, by regulation, must maintain its liquidity ratio at no less than 4.0% of deposits and short-term borrowings. Liquidity represents cash and the majority of the Company's investments which are not committed or pledged to specific liabilities. The Association's average liquidity ratio for September 30, 1998 and September 30, 1997 was 26.16% and 11.76%, respectively.

COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------

      At September 30, 1998, other than the Company's commitment to purchase approximately $35 million in single-family adjustable rate mortgage loans from another financial institution, there were no material changes to the Company's commitments or contingent liabilities from the period ended June 30, 1998 as discussed in the Company's notes to the consolidated financial statements reflected in the audited consolidated financial statements of SGV Bancorp, Inc., for the year ended June 30, 1998 included in the Annual Report on Form 10-K for the year ended June 30, 1998. At September 30, 1998, the Company had outstanding commitments to originate or purchase mortgage loans of $37.3 million, including the approximate $35 million bulk loan purchase discussed earlier, as compared to $3.0 million at June 30, 1998.

REGULATORY CAPITAL
------------------

      The Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio. The core capital requirement has been effectively increased to 4% because the prompt corrective action legislation provides that institutions with less than 4% core capital will be deemed "undercapitalized". In addition, the OTS, under the prompt corrective action regulation can impose various constraints on institutions depending on their level of capitalization ranging from well-capitalized to critically undercapitalized. At September 30, 1998, the Association was considered "well-capitalized".

      The Association was in compliance with the capital requirements in effect as of September 30, 1998. The following table reflects the required ratios and the actual capital ratios of the Association at September 30, 1998:

                                                                CAPITAL
                                                        ------------------------
                  ACTUAL       REQUIRED       EXCESS       ACTUAL     REQUIRED
                  CAPITAL       CAPITAL       AMOUNT      PERCENT      PERCENT
                 ----------  ------------  -----------  ----------  ------------
                        (Dollars in thousands)
Tangible        $  28,664     $   6,783     $  21,881      6.34%        1.50%

Core            $  28,664     $  13,567     $  15,097      6.34%        3.00%

Risk-based      $  30,064     $  16,619     $  13,445     14.47%        8.00%



PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT
--------------------------------------------------------------

      In addition to historical information, this Form 10-Q may include forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets products, services and prices. Further description of the risks and uncertainties to the business of the Company are included in detail in the Company's Form 10-K for the fiscal year ended June 30, 1998.

YEAR 2000
---------

      The year 2000 issue concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g., "98" for "1998"). Software so developed could produce inaccurate or unpredictable results upon January 1, 2000, when current and future dates present a lower two digit year number than dates in the prior century. The Company, similar to most financial services providers, is subject to the potential impact of the year 2000 issue due to the nature of financial information. Potential impacts to the Company may arise from software, hardware, and equipment both within the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces (i.e., vendors providing or receiving service bureau information).

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

      In order to address the year 2000 issue, the Company has developed and implemented a five phase plan divided into the following major components:

      o  awareness
      o  assessment
      o  renovation
      o  validation
      o  implementation

      The Company has completed the first two phases of the plan and is currently working internally and with external vendors on the final three phases. Because the Company outsources its data processing and item processing operations, a significant component of the Year 2000 Plan is to work with external vendors to test and certify their systems as year 2000 compliant. The Company replaced its internal retail branch computer system and its back office computer systems in 1997 with personal computers which are year 2000 ready. The software used in these systems, both purchased and related to our external data processing vendors, is currently being tested for year 2000 readiness. Also, the Company is currently testing its primary data processor for year 2000 readiness. The Company has contacted its primary vendors and others with whom it relies on to assure their systems will be year 2000 ready. However, there can be no assurance that these systems of other vendors will be year 2000 ready or that any such failure in readiness by such vendors would not have an adverse effect on the Company's operations. Another important segment of the Year 2000 Plan is to identify those loan customers whose possible lack of year 2000 preparedness might expose the Association to financial loss. It is management's belief that the Company does not have any material financial exposure in regards to its loan portfolio as the portfolio is comprised primarily of loans to individuals and, to a lessor extent, to businesses secured by real estate. In management's estimation, loans secured by real estate are less likely to be impacted by any year 2000 issues.

Upon completion of its review and testing of both internal operations and external vendors, the Company will complete its contingency plans. The Company has recently completed testing of its data processing provider, which presents the Company with its largest exposure to year 2000 readiness issues, and is in the process of evaluating the results. Also, the Company has participated in the initial testing of the Federal Reserve Bank wire transfer system and is also in the process of evaluating the results of this test. The Company is participating, through proxy testing, with its data processor in third party interfaces for year 2000 readiness. After evaluation of such test results, the Company will finalize its contingency plans. It is expected that such contingency plans will be completed by January 31, 1999.

      The Company expects its year 2000 date conversion project to be completed by March 31, 1999. During the execution of this project, the Company will incur internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare the systems for the year 2000. Since the Company replaced many of the internal systems with year 2000 compliant personal computers in 1997, the expenses incurred to bring the Company to year 2000 compliance will be expensed as incurred, with the majority of such costs being the reallocation of current staff to bring about this readiness. As stated earlier, the Company replaced the majority of its internal computer hardware and software in early 1997. The capitalized costs of this replacement was in excess of $700,000 and is being amortized over several years in compliance with the Company's normal depreciation of such hardware or software. The future expenses of the year 2000 project as well as the related potential effect on the Company's earnings is not expected to have a material effect on its financial position or results of operations. Management does not expect the future costs of the year 2000 project to exceed $200,000, which is primarily related to the reallocation of internal staff's resources.


Item 3. Quantitative and Qualitative Disclosure about Market Risk
        ---------------------------------------------------------


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

      The Company's interest rate sensitivity is monitored by management through the use of an interest rate risk (IRR) model. Based on internal IRR modeling, management does not believe that there has been a material change in the Company's interest rate sensitivity from June 30, 1998 to September 30, 1998. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended June 30, 1998.

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


                                          SGV BANCORP, INC.




November 9, 1998                          /s/  Barrett G. Andersen
----------------------------              -------------------------------------
            Date                          Barrett G. Andersen
                                          President and Chief Executive Officer



November 9, 1998                          /s/ Ronald A. Ott
----------------------------              -------------------------------------
            Date                          Ronald A. Ott
                                          Executive Vice President
                                          Chief Financial Officer and Treasurer