Form 10-Q
period 1998-12-31
SGV BANCORP INC
filed 1999-02-16
CIK 940511

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from________________________to_______________________

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

      Indicate by check mark whether the registrant (1) has filed all reports require to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,181,323 shares of common stock, par value $0.01 per share, were outstanding as of February 9, 1999.

                                SGV BANCORP, INC.
                                    FORM 10-Q
                                      INDEX


PART I   FINANCIAL INFORMATION                                             PAGE
                                                                           ----

Item 1   Consolidated Statements of Financial Condition:
         December 31, 1998 (unaudited) and June 30, 1998.....................1

         Consolidated Statements of Operations (unaudited):
         For the Six Months Ended December 31, 1998 and 1997 and for the
         Three Months Ended December 31, 1998 and 1997 ......................2

         Consolidated Statements of Cash Flows (unaudited):
         For the Six Months Ended December 31, 1998 and 1997.................3

         Notes to Consolidated Financial Statements..........................5

Item 2   Management's Discussion and Analysis of
         Results of Operations and Financial Condition.......................8

Item 3   Quantitative and Qualitative Disclosure Regarding Market Risk......21

PART II  OTHER INFORMATION

Item 1   Legal Proceedings..................................................22

Item 2   Changes in Securities..............................................22

Item 3   Defaults Upon Senior Securities....................................22

Item 4   Submission of Matters to a Vote of Security Holders................22

Item 5   Other Information..................................................22

Item 6   Exhibits and Reports on Form 8-K...................................23

SIGNATURES..................................................................24


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------------------------------------------
                                                                                DECEMBER 31,          JUNE 30,
                                                                                  1998                  1998
                                                                                  ----                  ----
ASSETS:                                                                        (Unaudited)
  Cash and cash equivalents, including short-term bank obligations of
    $3,390 at December 31, 1998 and $16,202 at June 30, 1998                     $   11,595            $   20,008
  Investment securities available for sale, amortized cost of $25,325
    at December 31, 1998 and $19,241 at June 30, 1998                                25,227                19,221
  Mortgage-backed securities available for sale, amortized cost of
    $26,664 at December 31, 1998 and $29,386 at June 30, 1998                        26,623                29,383
  Mortgage-backed securities held to maturity, estimated fair value of
    $33,880 at December 31, 1998 and $30,089 at June 30, 1998                        33,748                29,936
  Loans receivable held for sale                                                      1,287                   391
  Loans receivable held for investment, net of allowance for estimated
    loan losses of $1,563 at December 31, 1998 and $1,425 at June 30, 1998          346,873               295,739
  Accrued interest receivable                                                         3,071                 2,774
  Stock of Federal Home Loan Bank of San Francisco, at cost                           5,266                 4,234
  Real estate acquired through foreclosure, net                                         814                 1,902
  Premises and equipment, net                                                         3,322                 3,537
  Prepaid expenses and other assets, net                                              3,707                 1,221
                                                                             ---------------          -----------
      Total assets                                                               $  461,533            $  408,346
                                                                             ===============          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES:
  Deposit accounts                                                               $  317,564            $  295,281
  Federal Home Loan Bank advances                                                   103,991                70,543
  Securities sold under agreements to repurchase                                      4,300                 6,000
  Accrued expenses and other liabilities                                              4,583                 4,289
                                                                             ---------------          -----------
      Total liabilities                                                             430,438               376,113

 STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued
  Common stock, $.01 par value; 10,000,000 shares authorized;
    2,727,656 issued; 2,181,323 shares outstanding at December 31, 1998 and
    2,348,068 shares outstanding at June 30, 1998                                        27                    27
  Additional paid-in capital                                                         21,229                21,147
  Retained earnings, substantially restricted                                        17,879                16,688
  Accumulated other comprehensive income                                                (81)                  (13)
  Deferred stock compensation                                                        (1,412)               (1,555)
  Treasury stock, 546,333 shares at December 31,1998 and
    379,588 shares at June 30, 1998                                                  (6,547)               (4,061)
                                                                             ---------------          ------------
      Total stockholders' equity                                                     31,095                32,233
                                                                             ---------------          ------------
      Total liabilities and stockholders' equity                                 $  461,533            $  408,346
                                                                             ===============          ============

                                                    1


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)(UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------
                                                               FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                                ENDED DECEMBER 31,                  ENDED DECEMBER 31,
                                                               1998             1997              1998              1997
                                                             ----------------------------    --------------------------------
INTEREST INCOME:
  Interest on loans                                            $  6,717         $  5,980        $  12,656          $  11,458
  Interest on investment securities                                 283              263              648                576
  Interest on mortgage-backed securities                            980              985            2,004              2,253
  Other                                                             146              231              355                496
                                                           -------------     ------------     ------------     --------------
      Total interest income                                       8,126            7,459           15,663             14,783
                                                           -------------     ------------     ------------     --------------
INTEREST EXPENSE:
  Interest on deposit accounts                                    3,442            3,558            6,839              7,033
  Interest on borrowings                                          1,590            1,282            2,868              2,624
                                                           -------------     ------------     ------------     --------------
      Total interest expense                                      5,032            4,840            9,707              9,657
                                                           -------------     ------------     ------------     --------------
Net interest income before provision
  for estimated loan losses                                       3,094            2,619            5,956              5,126
PROVISION FOR ESTIMATED LOAN LOSSES                                 210              268              479                343
                                                           -------------     ------------     ------------     --------------

Net interest income after provision for
  estimated loan losses                                           2,884            2,351            5,477              4,783

OTHER INCOME (EXPENSE):
  Loan servicing and other fees                                     151              137              296                263
  Deposit account fees                                              144              136              288                264
  Secondary marketing activity, net                                  40               14               61                  9
  Gain on sale or redemption of securities
    available for sale, net                                                                             7                 37
  Other income                                                      158               40              254                 81
  Net (loss) gain on real estate acquired through
    foreclosure                                                    (10)             (75)              135               (63)
                                                           -------------     ------------     ------------     --------------
      Total other income                                            483              252            1,041                591
                                                           -------------     ------------     ------------     --------------
GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation and other employee expenses                        1,249            1,194            2,478              2,382
  Office occupancy                                                  269              272              535                541
  Data Processing and Equipment                                     298              275              575                529
  Advertising                                                        38               26               68                 78
  FDIC insurance premiums                                            43               45               87                 89
  Other operating expenses                                          409              387              752                776
                                                           -------------     ------------     ------------     --------------
      Total general and administrative expenses                   2,306            2,199            4,495              4,395
                                                           -------------     ------------     ------------     --------------

EARNINGS BEFORE INCOME TAXES                                      1,061              404            2,023                979
INCOME TAXES                                                        437              170              833                414
                                                           -------------     ------------     ------------     --------------
      NET EARNINGS                                            $     624        $     234       $    1,190        $       565
                                                           =============     ============     ============     ==============
EARNINGS PER SHARE - Basic                                    $    0.28        $    0.10       $     0.53        $      0.24
                                                           =============     ============     ============     ==============
EARNINGS PER SHARE - Diluted                                  $    0.27        $    0.09       $     0.51        $      0.23
                                                           =============     ============     ============     ==============


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                    FOR THE SIX MONTHS
                                                                                     ENDED DECEMBER 31,
                                                                        ---------------------------------------------
                                                                               1998                       1997
                                                                        ------------------        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                            $      1,190             $        565
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                                                320                      328
      Loans originated for sale                                                (11,266)                  (7,258)
      Proceeds from sale of loans                                               10,455                    7,055
      Gain on sale of loans, net                                                   (85)                     (25)
      Gain on sale of investments available for sale, net                          (10)                      (7)
      Gain on sale of mortgage-backed securities available for sale, net            (2)                     (31)
      Federal Home Loan Bank stock dividend                                       (126)                    (126)
      (Increase) decrease in prepaid expenses and other assets                  (2,538)                      20
      Amortization of deferred loan fees                                          (159)                     (36)
      Deferred loan origination costs                                             (228)                    (121)
      Increase in accrued expenses and other liabilities                           343                      435
      Provision for estimated loan losses                                          479                      343
      (Recapture of) provision for estimated real estate losses                    (45)                      56
      Premium amortization, net                                                    386                      118
      (Increase) decrease in accrued interest receivable                          (297)                      84
      Other, net                                                                   133                     (125)
                                                                          ----------------         ---------------
        Net cash provided by operating activities                               (1,450)                   1,275

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities available for sale                          (65,871)                (21,748)
  Proceeds from sale and redemption of investment securities
    available for sale                                                           59,802                  20,507
  Purchase of mortgage-backed securities available for sale                     (10,153)
  Proceeds from sale of mortgage-backed securities available for sale             6,931                  14,480
  Purchase of mortgage-backed securities held to maturity                       (10,030)
  Principal repayments on mortgage-backed securities                             11,939                   6,328
  Loans funded, net                                                             (35,521)                (13,267)
  Loans purchased, net                                                          (63,926)                (40,623)
  Principal repayments on loans                                                  46,993                  21,778
  Proceeds from sale of real estate                                               2,127                   1,069
  Purchase of premises and equipment                                               (71)                    (113)
  Purchase of Federal Home Loan Bank Stock                                        (906)
  Other, net                                                                       (37)                     (69)
                                                                          --------------           ---------------
      Net cash used in investing activities                                    (58,723)                 (11,658)


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)(CONTINUED)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             FOR THE SIX MONTHS
                                                                                             ENDED DECEMBER 31,
                                                                                ---------------------------------------------
                                                                                      1998                       1997
                                                                                ------------------        -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in certificate accounts                                          $     (4,603)               $     (5,985)
  Net increase in passbook, money market savings,
    NOW and non-interest-bearing accounts                                             26,886                      13,197
  Proceeds from Federal Home Loan Bank advances                                       46,500
  Repayment of Federal Home Loan Bank advances                                       (13,052)                     (6,686)
  Proceeds from securities sold under agreements to repurchase                         4,300
  Repayment of securities sold under agreements to repurchase                         (6,000)                     (3,430)
  Purchase of treasury stock                                                          (2,486)
  Other, net                                                                             215                         233
                                                                                ------------------        -------------------
      Net cash provided by (used in) financing activities                             51,760                      (2,671)

NET DECREASE  IN CASH AND CASH  EQUIVALENTS                                           (8,413)                    (13,054)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        20,008                      22,664
                                                                                ------------------        -------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $     11,595                $      9,610
                                                                                ==================        ===================

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid during the period for:
Interest                                                                        $      9,629               $       9,652
Income taxes, net                                                                      1,060                         536

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Real estate acquired through foreclosure                                                 951                       1,312
Change in net unrealized loss on investment securities and
  mortgage-backed securities available for sale, net of taxes                            (68)                         87


                        SGV BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)

1.    Basis of Presentation:

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

      The Association is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in mortgage loans secured by one-to-four family residences. To a lesser extent, the Association invests in multi-family residential mortgages, commercial real estate, land and other loans. The Association's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities and income from loan servicing. The Association's primary sources of funds are deposits, principal and interest payments on loans, advances from the Federal Home Loan Bank of San Francisco (the FHLB) and, to a lesser extent, proceeds from the sale of loans. As of December 31, 1998, the Association operated eight branch offices located in the San Gabriel Valley.

      The consolidated financial statements include the accounts of SGV Bancorp, Inc. and its wholly-owned subsidiary, First Federal Savings and Loan Association of San Gabriel Valley and its wholly-owned subsidiary, First Covina Service Company (collectively, the Company). All material intercompany balances and transactions have been eliminated in consolidation.

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring adjustments necessary for a fair presentation have been included. The results of operations for the three and six-month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

2.    Earnings Per Share

      Earnings per share reconciliation is as follows:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                           INCOME             SHARES              PER SHARE
                                                           (NUMERATOR)        (DENOMINATOR)       AMOUNT
                                                         --------------      --------------      -----------
                                                                 THREE MONTHS ENDED DECEMBER 31, 1998
                                                         ---------------------------------------------------
BASIC EPS
  Income available to common stockholders                  $  624,000         2,208,000            $   0.28
EFFECT OF DILUTIVE SECURITIES
  Incremental shares from assumed exercise
    of outstanding options                                          -            68,000               (0.01)
                                                         -----------------  ------------------  -------------
DILUTED EPS
  Income available to common stockholders                  $  624,000         2,276,000            $   0.27
                                                         =================  ==================  =============

                                                                 SIX MONTHS ENDED DECEMBER 31, 1998
                                                        -----------------------------------------------------
BASIC EPS
  Income available to common stockholders                  $   1,190,000      2,254,000            $   0.53
EFFECT OF DILUTIVE SECURITIES
  Incremental shares from assumed exercise
    of outstanding options                                             -         83,000               (0.02)
                                                         -----------------  ------------------  -------------
DILUTED EPS
  Income available to common stockholders                  $   1,190,000      2,337,000            $   0.51
                                                         =================  ==================  =============
                                                                 THREE MONTHS ENDED DECEMBER 31, 1997
                                                         ----------------------------------------------------
BASIC EPS
  Income available to common stockholders                  $  234,000         2,343,000            $   0.10
EFFECT OF DILUTIVE SECURITIES
  Incremental shares from assumed exercise
    of outstanding options                                          -           129,000               (0.01)
                                                         -----------------  ------------------  -------------
DILUTED EPS
  Income available to common stockholders                  $  234,000         2,472,000            $   0.09

                                                         =================  ==================  =============
                                                                 SIX MONTHS ENDED DECEMBER 31, 1997
                                                           ----------------------------------------------------------
BASIC EPS
  Income available to common stockholders                  $  565,000         2,343,000            $   0.24

EFFECT OF DILUTIVE SECURITIES
  Incremental shares from assumed exercise

    of outstanding options                                          -           123,000               (0.01)
                                                         -----------------  ------------------  -------------
DILUTED EPS
  Income available to common stockholders                  $  565,000         2,466,000            $   0.23
                                                         =================  ==================  =============

3.   Comprehensive Income
     --------------------

      The Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, effective July 1, 1998. The standard requires that comprehensive income and its components be disclosed in the financial statements. The Company's comprehensive income includes all items which comprise net income plus the unrealized holding losses on available-for-sale securities. For the three months and six months ended December 1998 and 1997, the Company's comprehensive income was as follows:


                                                                  FOR THE THREE MONTHS ENDED:
                                                ----------------------------------------------------------------
                                                    DECEMBER 31, 1998                    DECEMBER 31, 1997
                                                ---------------------------          ---------------------------
                                                                    (Dollars in thousands)
Net income                                                $   624                              $   234
Other comprehensive income (loss)                             (21)                                 (18)
                                                ===========================          ===========================
    Total comprehensive income                            $   603                              $   216
                                                ===========================          ===========================
                                                                   FOR THE SIX MONTHS ENDED:
                                                ----------------------------------------------------------------
                                                    DECEMBER 31, 1998                    DECEMBER 31, 1997
                                                ---------------------------          ---------------------------
                                                                    (Dollars in thousands)

Net income                                                $ 1,190                              $   565
Other comprehensive income (loss)                             (68)                                  87
                                                ===========================          ===========================
    Total comprehensive income                            $ 1,122                              $   652
                                                ===========================          ===========================


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


Item 2. Management's Discussion and Analysis of Results of Operations and
        ------------------------------------------------------------------
        Financial Condition
        -------------------

      This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K, which focuses upon relevant matters occurring during the year ended June 30, 1998. Accordingly, the ensuing discussion focuses upon the material matters at and for the three months and six months ended December 31, 1998.

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

RESULTS OF OPERATIONS
---------------------

      The Company posted net earnings of $624,000 for the three months ended December 31, 1998 compared to net earnings of $234,000 for the three months ended December 31, 1997. For the six months ended December 31, 1998, the Company's net earnings were $1.2 million, as compared to net earnings of $565,000 for the six months ended December 31, 1997. For the three months ended December 31, 1998, the net earnings were $0.28 per share - basic, compared to $0.10 per share - basic for the three months ended December 31, 1997. For the six months ended December 31, 1998, the net earnings were $0.53 per share - basic, compared to net earnings of $0.24 per share - basic for the six months ended December 31, 1997. A discussion of the specific components of net earnings per share is set forth in the Notes to Consolidated Financial Statements.

Net Interest Income
-------------------

      Net interest income before the provision for estimated loan losses was $3.1 million for the three months ended December 31, 1998 compared to $2.6 million for the three months ended December 31, 1997. For the six months ended December 31, 1998, net interest income was $6.0 million compared to $5.1 million for the six months ended December 31, 1997.

Interest Income
---------------

      Total interest income for the three months ended December 31, 1998 was $8.1 million, an increase of $0.6 million from the comparable period a year ago. The increase in interest income was primarily due to the $41.4 million increase in the average balance of interest-earning assets to $438.9 million for the three months ended December 31, 1998 from $397.5 million for the three months ended December 31, 1997. This increase was partially offset by the ten basis point decrease in the average yield on interest-earning assets to 7.41% for the three months ended December 31, 1998 as compared to 7.51% for the comparable period a year ago. The interest income on loans increased to $6.7 million for the three months ended December 31, 1998 from $6.0 million for the three months ended December 31, 1997. The increase in interest on loans was due primarily to the increase in the average balance of loans receivable outstanding to $345.1 million for the three months ended December 31, 1998 from $310.0 million for the three months ended December 31, 1997. The increase in interest on loans was also due to the increase in the yield on loans to 7.79% for the three months ended December 31, 1998 from 7.72% for the three months ended December 31, 1997 primarily due to the acquisition of loans with higher yields.

      The interest income on mortgage-backed securities was relatively unchanged as it totaled $980,000 for the three months ended December 31, 1998 compared to $985,000 for the three months ended December 31, 1997 as the $6.8 million increase in the average balance of mortgage-backed securities to $63.9 million was offset by the 78 basis point decline to 6.13% in the average yield on the securities. This decline in yield on the mortgage-backed securities portfolio was partially due to the faster amortization of premiums on purchased securities resulting from increased prepayments as a result of the lower interest rate environment. The interest income on investment securities and other declined by $65,000 to $429,000 for the three months ended December 31, 1998 primarily as a result of the declining interest rate environment. This was due primarily to the decline in the average yield to 5.74% for the current period versus 6.49% for the same period a year ago and partially to the decrease in the average balance of investment securities and other to $29.9 million for the three months ended December 31, 1998 from $30.5 million for the same period a year ago. The total yield on total interest-earning assets decreased to 7.41% for the three months ended December 31, 1998 as compared to 7.51% for the three months ended December 31, 1997 primarily as a result of the decline in the interest rate environment resulting in lower yields and faster amortization of premiums on mortgage-backed securities.

      Total interest income for the six months ended December 31, 1998 was $15.7 million, an increase of $880,000 from the comparable period a year ago. The increase in interest income was primarily due to the $25.5 million increase in the average balance of interest-earning assets to $422.0 million for the six months ended December 31, 1998 from $396.5 million for the six months ended December 31, 1997. The interest income on loans increased to $12.7 million for the six months ended December 31, 1998 from $11.5 million for the six months ended December 31, 1997. The increase in interest on loans receivable was due to the increase in the average balance of loans receivable outstanding to $326.7 million for the six months ended December 31, 1998 from $298.6 million for the six months ended December 31, 1997. The increase in interest on loans was also due to the increase in the yield on loans to 7.75% for the six months ended December 31, 1998 from 7.68% for the six months ended December 31, 1997 resulting from the origination and purchase of loans with higher yields such as the December 1997 purchase of equity lines of credit with yields in excess of 13%. The interest income on mortgage-backed securities decreased to $2.0 million for the six months ended December 31, 1998 compared to $2.3 million for the six months ended December 31, 1997 primarily as a result of the decline in the average yield to 6.33% for the current period versus 6.94% for the same period a year ago. The decline is primarily due to the lower interest rate environment resulting in an increase in prepayment speeds and faster amortization of the related premiums. The interest income on investment securities and other securities declined slightly to $1.0 million for the six months ended December 31, 1998 as compared to $1.1 million for the same period a year ago. The decline in investment securities and other income was due to the decline in the average yield to 6.28% for the current period from 6.49% for the same period a year ago as well as due to a decrease in the average balance to $31.9 million for the current period versus $33.1 million for the same period a year ago. The total yield on total interest-earning assets decreased to 7.42% for the six months ended December 31, 1998 as compared to 7.46% for the six months ended December 31, 1997.


Interest Expense
----------------

      Total interest expense for the three months ended December 31, 1998 was $5.0 million, an increase of $192,000 from $4.8 million for the three months ended December 31, 1997. The increase in interest expense was primarily due to the increase in the average balance of interest-bearing liabilities to $406.6 million for the three months ended December 31, 1998 from $368.5 million for the three months ended December 31, 1997. This increase was substantially offset by the 30 basis point decline in the average cost of interest-bearing liabilities to 4.95% for the three months ended December 31, 1998 compared to 5.25% for the three months ended December 31, 1997. Interest expense on interest-bearing savings accounts decreased to $3.4 million for the three months ended December 31, 1998 from $3.6 million for the same period a year ago. The decrease in interest expense on interest-bearing savings accounts was due to the 29 basis points decline in the average cost of funds to 4.65% for the current period versus 4.94% for the same period a year ago, partially offset by the $7.8 million increase in average savings accounts to $296.1 million for the current period versus $288.3 million for the same period a year ago. The decline in the average cost of funds on savings accounts was due to the lower interest rate environment and to the shift in deposit mix to a higher concentration of core savings accounts (comprised of money market, checking and savings accounts). The average balance of core savings accounts increased by $26.8 million to $93.8 million for the three months ended December 31, 1998 from $67.0 million for the same period a year ago. Conversely, the Company's dependence on certificates of deposit declined as the average balance of certificates of deposit decreased by $19.0 million to $202.3 million for the current period versus $221.3 million for the same period a year ago. The interest expense on borrowings increased to $1.6 million for the three months ended December 31, 1998 from $1.3 million for the three months ended December 31, 1997. The increase was primarily due to the increase in the average balance of borrowings to $110.6 million for the current period versus $80.2 million for the same period a year ago, partially offset by the decline in the average cost of borrowings to 5.75% for the current period versus 6.39% for the same period a year ago. The decline in the average cost of borrowings was due to the addition of new borrowings at substantially lower rates and the maturity during the past twelve months of approximately $23 million in borrowings with an average rate in excess of 6.20%.

      Total interest expense was relatively unchanged at $9.7 million for the six months ended December 31, 1998 and for the six months ended December 31, 1997. Although the interest expense was unchanged from period to period, the average balance of interest-bearing liabilities increased to $389.0 million for the six months ended December 31, 1998 as compared to $368.2 million for the six months ended December 31, 1997. The increase in the average balance of interest-bearing liabilities was offset by the decrease in the average cost of interest-bearing liabilities to 4.99% for the six months ended December 31, 1998 as compared to 5.25% for the same period a year ago. Interest expense on savings accounts decreased to $6.8 million for the six months ended December 31, 1998 from $7.0 million for the same period a year ago. The decrease in interest expense was due to the decline in the average cost of savings accounts to 4.68% for the current period from 4.92% for the same period a year ago, partially offset by the increase in the average balance of savings accounts to $292.1 million for the current period from $368.2 million for the same period a year ago. As stated above, the decline in the average cost of funds was due to the lower interest environment and the change in composition of the savings portfolio to a higher concentration of core savings accounts. The interest expense on borrowings increased to $2.9 million for the six months ended December 31, 1998 from $2.6 million for the six months ended December 31, 1997. The increase in interest expense on borrowings was due to the increase in the average balance of borrowings to $97.0 million for the current period from $82.4 million for the same period a year ago, partially offset by the decrease in the average cost of borrowings to 5.91% for the current period versus 6.37% for the same period a year ago.

Analysis of Net Interest Income
-------------------------------

      The following table sets forth average interest rates on the Company's interest-earning assets and interest-bearing liabilities for the three month and six month periods ended December 31, 1998 and December 31, 1997 (dollars are in thousands and average balances are primarily based on month-end amounts except in certain situations where a daily average is necessary to properly reflect average balances):

                                           Three Months Ended December 31,         Six Months Ended December 31,
                                           -------------------------------      -----------------------------------
                                               1998              1997                 1998                1997
                                               ----              ----                 ----                ----
                                           Average  Yield    Average Yield       Average   Yield      Average    Yield
                                           Balance   Rate    Balance  Rate       Balance    Rate      Balance    Rate
                                           --------------    -------------       ---------------     -----------------
ASSETS:
 Interest-earning assets:
  Loans receivable                        $345,125  7.79%   $309,957  7.72%     $326,667   7.75%     $298,555    7.68%
  Mortgage-backed securities                63,924  6.13      57,057  6.91        63,360   6.33        64,890    6.94
  Investment securities and other           29,886  5.74      30,468  6.49        31,931   6.28        33,052    6.49
                                          --------          --------            --------             --------
         Total interest-earning assets     438,935  7.41%    397,482  7.51%      421,958   7.42%      396,497    7.46%
Noninterest-earning assets                  14,296            13,269             13,848               13,288
                                          --------          --------            --------             --------
         Total assets                     $453,231          $410,751            $435,806             $409,785
                                          ========          ========            ========             ========

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
  Savings accounts                        $296,091  4.65%   $288,287  4.94%     $292,063   4.68%     $285,773    4.92%
  Borrowings                               110,553  5.75      80,194  6.39        96,967   5.91        82,377    6.37
                                          --------          --------            --------             --------
     Total interest-bearing liabilities    406,644  4.95%    368,481  5.25%      389,030   4.99%      368,150    5.25%
Noninterest-bearing liabilities             15,497           11,678               15,335               11,255
Stockholders' equity                        31,090           30,592               31,441               30,380
                                          --------          --------            --------             --------
     Total liabilities and equity         $453,231          $410,751            $435,806             $409,785
                                          ========          ========            ========             ========
Net interest rate spread                            2.46%              2.26%               2.43%                 2.21%
Net interest margin                                 2.82%              2.64%               2.82%                 2.59%
Ratio of interest-earning assets
 to interest-bearing liabilities            107.94%           107.87%            108.46%              107.70%


      The Company's average net interest spread increased to 2.46% for the three months ended December 31, 1998 from 2.26% for the three months ended December 31, 1997. The increase in the average net interest spread was primarily due to the decrease in the average cost of interest-bearing liabilities to 4.95% for the three months ended December 31, 1998 from 5.25% for the three months ended December 31, 1997 partially offset by the decrease in the average yield on interest-earning assets to 7.41% for the current period from 7.51% for the same period a year ago. In regards to the six months ended December 31, 1998, the average net interest spread increased by 22 basis points to 2.43% from 2.21% for the six months ended December 31, 1997. The increase in the average net interest spread for current period was due primarily to the 26 basis point decline in the average cost of funds to 4.99% for the six months ended December 31, 1998 versus 5.25% for the same period a year ago.

      The Company's yield on its interest-earning assets declined by 10 basis points to 7.41% for the three months ended December 31, 1998 from 7.51% for the three months ended December 31, 1997. The decline was primarily due to the substantial decline in the yield for mortgage-backed securities which decreased by 78 basis points to 6.13% for the three months ended December 31, 1998 from 6.91% for the same period a year ago. As stated above, the decline in yield was primarily the result of the increase in the prepayment speeds resulting from the lower interest rate environment. The increase in prepayment speeds required the Company to increase the amortization of the premiums on purchased securities producing lower overall yields. Also, the yield on investment income and other securities declined substantially to 5.74% for the three months ended December 31, 1998 from 6.49% for the same period a year ago due primarily to lower interest rates. The average yield for loans receivable reflects an increase in the average yield to 7.79% for the three months ended December 31, 1998 as compared to 7.72% for the same period a year ago due primarily to the purchase of loans with higher yields. The average yield on interest-earning assets declined to 7.42% for the six months ended December 31, 1998 from 7.46% for the six months ended December 31, 1997. The decline in the average yield was due to the same overall issues discussed above with the primary decrease being the result of the lower yields on the mortgage-backed securities portfolio and the investment securities and other securities portfolio, partially offset by the increase in the improved yield on the loans receivable portfolio.

      The improvement in the net interest margins for both the three and six month periods ended December 31, 1998 as compared to the same periods a year ago were primarily due to the reduction in the respective average cost of funds. As stated above, the Company has increased the percentage of core savings accounts during the past year with a corresponding reduction in the percentage of certificates of deposits. The increase in core deposits to approximately 39% of total savings accounts at December 31, 1998 from approximately 27% at December 31, 1997 combined with the renewal of maturing certificates of deposit at lower interest rates have produced the substantial decrease in the average cost of savings accounts for the three and six months ended December 31, 1998 in comparison to the same periods a year ago. The result of this process was a decline in the average cost of savings accounts to 4.65% and 4.68% for the three and six months ended December 31, 1998, respectively from 4.94% and 4.92% for the three and six months ended December 31, 1997, respectively. In regards to the Company's borrowings, the cost of borrowings for both the three and six month periods ended December 31, 1998 have reflected significant decreases in comparison to the same periods a year ago. For the three months and six months ended December 31, 1998, the average cost of borrowings declined to 5.75% and 5.91%, respectively, from 6.39% and 6.37% for the three and six months ended December 31, 1997, respectively. The decline for both periods was primarily due to the Company borrowing $41.5 million from the Federal Home Loan Bank in September 1998 with an average rate below 5.0% and an average term of approximately 39 months. This new borrowing coupled with the maturity of several individual borrowings with rates in excess of 6% contributed to the decline in the average cost of borrowings.

Provision for Estimated Loan Losses
-----------------------------------

      The provision for estimated loan losses for the three months ended December 31, 1998 was $210,000 compared with $268,000 for the three months ended December 31, 1997. The decrease in the provision for estimated loan losses was due primarily to the decrease in loan charge-offs during the three months ended December 31, 1998 to approximately $100,000 from approximately $200,000 for the three months ended December 31, 1997. For the six months ended December 31, 1998, the provision for estimated loan losses totaled $479,000 as compared to $343,000 for the same period a year ago. The increase was due to a slight increase in fair value writedowns and line of credit charge-offs during the six months ended December 31, 1998 as compared to the same period a year ago. See "Financial Condition."

Other Income
------------

      Other income increased to $483,000 for the three months ended December 31, 1998 from $252,000 for the three months ended December 31, 1997. This was due primarily to an increase in commissions earned on the sale of non-insured products such as tax-deferred annuities of approximately $78,000 for the three months ended December 31, 1998 compared to virtually none for the same period a year ago. Also, the Company increased its net gain on loan sales to the secondary market to $40,000 for the three months ended December 31, 1998 compared to $14,000 for the same period a year ago. The Company's net losses on real estate owned activities declined to $10,000 for the current period compared to a net loss of $75,000 for the same period a year ago. For the six months ended December 31, 1998, other income increased to $1.0 million from $591,000 primarily as a result of the $125,000 increase in commissions earned on the sale of non-insured products, a net gain on real estate owned activities of $135,000 for the period as compared to a $63,000 net loss for the same period a year ago and a slight increase in fee income on deposit account activities. See "Financial Condition."

General and Administrative Expenses
-----------------------------------

      For the three months ended December 31, 1998, general and administrative expenses increased to $2.3 million from $2.2 million for the three months ended December 31, 1997. The increase was due primarily to an increase in commissions paid resulting from the increase in sales of non-insured products, the initial costs of commencing the Company's debit card program and expenses incurred for Year 2000 matters. For the six months ended December 31, 1998, the general and administrative expenses increased to $4.5 million from $4.4 million for the same period a year ago.

Income Taxes
------------

      The Company recorded $437,000 in income taxes for the three months ended December 31, 1998 compared to $170,000 for the three months ended December 31, 1997. The effective tax rates for the three months ended December 31, 1998 and December 31, 1997 were approximately 41.2% and 42.1%, respectively. For the six months ended December 31, 1998, the income taxes recorded was $833,000 as compared to income taxes of $414,000 for the same period a year ago. The increase in taxes for the three months and six months ended December 31, 1998 was due to the improvement in pre-tax income.

FINANCIAL CONDITION
-------------------

      The Company's total assets were $461.5 million at December 31, 1998, an increase of $53.2 million from the $408.3 million in total assets at June 30, 1998. The Company's loans receivable held for investment increased by $51.2 million to $346.9 million at December 31, 1998 as compared to $295.7 million at June 30, 1998. The Company's mortgage-backed securities portfolio remained approximately the same with a total investment of approximately $60.4 million at December 31, 1998 compared to $59.3 million at June 30, 1998.

      The Company's loan portfolio increase for the six months ended December 31, 1998 was due primarily to the origination and purchase of approximately $100 million in mortgage loans for the held for investment portfolio during the six month period ending December 31, 1998. Of the loans originated and purchased during this period, approximately $69 million had adjustable rate features. The loans originated and purchased with adjustable rate features were indexed to COFI, the one year constant maturity index, LIBOR and the 12 MAT (a lagging index based upon the rolling average of the one year treasury yield). The Company also originated $11.3 million of mortgage loans for sale to the secondary market and sold approximately $10.4 million during the six months ended December 31, 1998 for a net gain of $61,000.

      The Company's non-performing assets totaled $2.8 million at December 31, 1998 compared to $3.8 million at June 30, 1998. The decrease in non-performing assets was due primarily to the decrease in the amount of real estate acquired through foreclosure to $814,000 at December 31, 1998 compared to $1.9 million at June 30, 1998. Total loans on non-accrual increased slightly to $2.0 million at December 31, 1998 compared to $1.9 million at June 30, 1998. The overall result was a decrease in the Company's ratio of non-performing assets to total assets to 0.61% at December 31, 1998 from 0.93% at June 30, 1998.

      The following table sets forth the non-performing assets at December 31, 1998 and June 30, 1998:

                                                                December 31, 1998    June 30, 1998
                                                                -----------------    --------------
                                                                      (dollars in thousands)
         Non-accrual loans                                         $2,002                 $1,911
         Real estate acquired through foreclosure                     814                  1,902
                                                                   ------                 ------
                      Non-performing assets                        $2,816                 $3,813
                                                                   ======                 ======
         Non-performing assets as a percent of total
           assets                                                    0.61%                  0.93%
         Non-performing loans as a percent of gross
           loans receivable                                          0.58%                  0.64%

      The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. The Company applies the measurement provisions of SFAS No. 114 to all loans in its portfolio with the exception of one- to four-family residential mortgage loans and consumer lines of credit which are evaluated on a collective basis for impairment. Also, loans which have delays in payments of less than four months are not necessarily considered impaired unless other factors apply to the loans. The accrual of interest income on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan. At December 31, 1998, the Company had classified $403,000 of its loans as impaired with no specific reserves set aside as of December 31, 1998 as determined in accordance with SFAS No. 114. In comparison, as of June 30, 1998, the Company had classified $569,000 of its loans as impaired with $100,000 in specific reserves. In addition, as of December 31, 1998, the Company had $1.6 million in loans which were collectively evaluated for impairment with $62,000 in specific reserves established compared to $1.3 million at June 30, 1998 collectively evaluated for impairment with no specific reserves set aside. The average recorded investment in impaired loans, inclusive of those evaluated collectively, during the six months ended December 31, 1998, was $2.0 million, whereas, the average for the twelve months ended June 30, 1998 was $2.9 million.

      The Company, in consideration of the current local economic environment and the condition of the loan portfolio, maintained the allowance for estimated loan losses at December 31, 1998 at $1.6 million. Although loans on non-accrual status have increased slightly to $2.0 million at December 31, 1998 from $1.9 million at June 30, 1998, the allowance for estimated loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The Company's non-performing loans are primarily made up of one- to four-family residential mortgage loans. The following table sets forth the activity in the Company's allowance for estimated loan losses for the six months ended December 31, 1998:

                                                                     Activity for the six months ended
                                                                           December 31, 1998
                                                                           -----------------

         Balance at June 30, 1998                                              $1,425,000
         Add:
                Provision for estimated loan losses                               479,000
                Recoveries of previous charge-offs                                   -
         Less:
                Charge-offs of consumer loans                                     172,000
                Charge-offs of real estate loans                                  169,000
                                                                               ----------
         Balance at December 31, 1998                                          $1,563,000
                                                                               ==========

      The Company's total liabilities increased to $430.4 million at December 31, 1998 from $376.1 million at June 30, 1998. Total deposit accounts increased $22.3 million to $317.6 million at December 31, 1998 from $295.3 million at June 30, 1998 due primarily to the growth in the Company's core savings accounts. Core savings accounts, comprised of money market, checking and passbook accounts, increased to approximately $122.7 million at December 31, 1998 from approximately $95.8 million at June 30, 1998. The growth in core deposits was partially offset by the $4.6 million decrease in certificates of deposit to $194.9 million at December 31, 1998 from $199.5 million at June 30, 1998. As a result of the increase in core savings accounts, the percentage of core savings accounts represents 38.6% of total deposits as of December 31, 1998. The Company increased its borrowings during the six months ended December 31, 1998 to $104.0 million from $70.5 million at June 30, 1998. The increase in borrowings was part of the funding strategy of the overall growth in total assets. In September 1998, the Company borrowed approximately $41.5 million from the Federal Home Loan Bank with an average rate slightly below 5.0% and an average term of approximately 39 months. The Company continues to utilize FHLB advances and securities sold under agreements to repurchase as part of its asset and liability management strategy.

      The Company's stockholders' equity decreased to $31.1 million at December 31, 1998 from $32.2 million at June 30, 1998 due primarily to the repurchase of 166,745 shares of the Company's common stock at a total cost of $2.5 million. This reduction in stockholders' equity was partially offset by the $1.2 million in net earnings from operations.

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

      The Association, by regulation, must maintain its liquidity ratio at no less than 4.0% of deposits and short-term borrowings. Liquidity represents cash and certain investments which are not committed or pledged to specific liabilities. The Association's average liquidity ratio for December 31, 1998 and December 31, 1997 was 15.56% and 8.18%, respectively.

COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------

      At December 31, 1998, there were no material changes to the Company's commitments or contingent liabilities from the period ended June 30, 1998 as discussed in the Company's notes to the consolidated financial statements reflected in the audited consolidated financial statements of SGV Bancorp, Inc., for the year ended June 30, 1998 included in the Annual Report on Form 10-K for the year ended June 30, 1998. At December 31, 1998, the Company had outstanding commitments to originate or purchase mortgage loans of $5.0 million as compared to $3.0 million at June 30, 1998.

REGULATORY CAPITAL
------------------

      The Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio. The core capital requirement has been effectively increased to 4% because the prompt corrective action legislation provides that institutions with less than 4% core capital will be deemed "undercapitalized". In addition, the OTS, under the prompt corrective action regulation can impose various constraints on institutions depending on their level of capitalization ranging from well-capitalized to critically undercapitalized. At December 31, 1998, the Association was considered "well-capitalized".


      The Association was in compliance with the capital  requirements in effect as of December 31, 1998. The following  table  reflects the required  ratios and the actual capital ratios of the Association at December 31, 1998:
                                                                                       CAPITAL
                                                                           --------------------------------
                          ACTUAL          REQUIRED           EXCESS           ACTUAL            REQUIRED
                          CAPITAL          CAPITAL           AMOUNT           PERCENT           PERCENT
                       --------------   --------------    --------------   --------------    --------------
                                      (Dollars in thousands)

Tangible                $  29,416        $   6,921         $  22,495           6.38%              1.50%

Core                    $  29,416        $  13,843         $  15,573           6.38%              3.00%

Risk-based              $  30,917        $  18,146         $  12,771          13.63%              8.00%



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

YEAR 2000 READINESS DISCLOSURE
------------------------------

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

      The Company has appointed a year 2000 team which includes officers and staff from all operational areas. The team is responsible for the development, implementation and monitoring of the Company's year 2000 plan. Also, the Company has enlisted the services of outside contractors to assist in the attainment of year 2000 readiness. In order to address the year 2000 issue, the Company has developed and implemented a five phase plan divided into the following major components:

    awareness
    assessment
    renovation
    validation
    implementation

      The Company has completed the first two phases of the plan and is currently working internally and with external vendors on the final three phases. The Company believes it has significantly completed the renovation and validation phases through the completion of testing and review of the Company's data processor's year 2000 readiness. Because the Company outsources its data processing and item processing operations, a significant component of the Year 2000 Plan is to work with external vendors to test and certify their systems as year 2000 compliant. The Company replaced its internal retail branch computer system and its back office computer systems in 1997 with personal computers which are year 2000 ready. The majority of software used in these systems, both purchased and related to our external data processing vendors, has been tested for year 2000 readiness with minimal issues detected. Any issues detected have been reported to the respective vendor or service provider for corrective action. None of the issues noted during the testing, if not corrected by year 2000, are expected to provide any concerns to the Company. Also, the Company completed its testing of its primary data processing service bureau for year 2000 readiness. The Company's primary third-party service bureau provides data processing for all of the Company's savings accounts, lending operations and general ledger. Upon completion of the review of the tests results, the few issues detected were forwarded to the data processor for corrective actions. Again, none of the issues detected are expected to have any material impact to the Company's successful transition to year 2000 if they have not been corrected. The Company also completed testing with the Federal Reserve Bank of San Francisco and detected no issues which woums to the Company at year 2000.


      The Company has contacted its primary vendors and others with whom it relies on to assure their systems will be year 2000 ready. Of the vendors the Company considers critical to its operations, all have responded that they are year 2000 ready or are in process of being ready. Vendors the Company considers mission critical include its primary data processor, item processor, ATM provider, the Federal Reserve Bank and the Federal Home Loan Bank, as well as all utility providers. As stated above, completed year 2000 testing with its primary data processor and the Federal Reserve Bank and detected no material issues which would be expected to materially affect the Company. The ATM provider and ATM network will undergo testing by March 31, 1999. If the critical vendors the Company is able to test are not compliant by March 31, 1999, the Company will seek to switch to a new vendor. However, due to the timing required to change to another vendor, if mission critical vendors are not year 2000 ready (all have stated that they are or expect to be year 2000 ready), the Company may be unable to obtain an alternative and therefore may be adversely affected. Further, the Company will be unable to seek alternative service providers with respect to some critical vendors such as utility providers. The Company has endeavored to determine such vendors will be year 2000 compliant and at this time, based upon information supplied by such vendors, has no information suggesting utility services will be disrupted. However, any disruption in utility service would directly affect the Company's ability to operate.

      In regards to vendors or service providers the Company deems are important for the normal operations of the Company, but not considered critical, approximately 53% have responded that they are year 2000 ready or are working towards readiness. The Company is performing follow-up work on those vendors or service providers who have not responded. If the Company believes that one of these important vendors will not be year 2000 ready by June 30, 1999, the Company will review other solutions, including changing vendors. However, there can be no assurance that these systems or other vendors will be year 2000 ready or that any such failure in readiness by such vendors would not have an adverse effect on the Company's operations. Another important segment of the Year 2000 Plan is to identify those loan customers or deposit customers whose possible lack of year 2000 preparedness might expose the Company to financial loss. The Company completed a risk analysis of their large dollar fund users and fund providers and determined that such customers are not expected to expose the Company to any material impact by a lack of year 2000 preparedness. Also, the analysis of fund users indicates that the Company does not expect to have any material financial exposure in regards to its loan portfolio as the portfolio is comprised primarily of loans to individuals and, to a lessor extent, to businesses secured by real estate. In management's estimation, loans secured by real estate are less likely to be impacted by any year 2000 issues. The Company is participating, through proxy testing, with its data processor in third party interfaces for year 2000 readiness. In March 1999, the Company will participate with its data processor in proxy testing of FHLMC and FNMA, agencies for whom the Company services loans.

      The Company has substantially completed its initial draft of its contingency plan for handling issues which may present concern to the Company if certain processes or vendors are unable to provide services. The contingency plan is currently undergoing a review by an outside consultant to determine areas in which the plan may need modification. It is expected this review and any subsequent revisions to the contingency plan will be completed by February 28, 1999. This plan is expected to be amended throughout 1999 as new information on the Company's vendors year 2000 readiness becomes available.

      During the execution of this project, the Company will incur internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare the systems for the year 2000. Since the Company replaced many of the internal systems with year 2000 compliant personal computers in 1997, the expenses incurred to bring the Company to year 2000 compliance will be expensed as incurred, with the majority of such costs being the reallocation of current staff to bring about this readiness. As stated earlier, the Company replaced the majority of its internal computer hardware and software in early 1997. The capitalized costs of this replacement were in excess of $700,000 and are being amortized over several years in compliance with the Company's normal depreciation of such hardware or software. The future expenses of the year 2000 project as well as the related potential effect on the Company's earnings is not expected to have a material effect on its financial position or results of operations. Management does not expect the future costs of the year 2000 project to exceed $200,000, which is primarily related to the reallocation of internal staff resources.

      The Company  believes it has  developed an  effective  and prudent plan to review, renovate and resolve any potential year 2000 issues. In respect to operations under the Company's direct control and due to management's year 2000 readiness efforts and those of its strategic business partners, management does not expect that Year 2000 failures will have a material effect on the financial condition or results of operations of the Company. However, the impact of disruptions in the local or national economy as a result of year 2000 issues is not quantifiable at this time and could adversely and materially affect the Company. In addition, the Company is heavily dependent on the year 2000 readiness of infrastructure suppliers such as utilities, communication and other such services. If such infrastructure suppliers would have year 2000 disruptions, this could adversely and materially affect the Company's ability to provide services to its customers.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
        ---------------------------------------------------------

MANAGEMENT OF INTEREST RATE RISK
--------------------------------

      The Company's profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. To manage its interest rate risk, the Company has utilized the following strategies: (i) emphasizing the origination and/or purchase of adjustable-rate one- to four-family mortgage loans for portfolio; (ii) selling to the secondary market substantially all fixed-rate mortgage loans originated; (iii) holding primarily short-term mortgage-backed and investment securities; and (iv) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits, utilizing FHLB advances and securities sold under agreements to repurchase.

      The Company's interest rate sensitivity is monitored by management through the use of an interest rate risk (IRR) model. Based on internal IRR modeling, management does not believe that there has been a material change in the Company's interest rate sensitivity from June 30, 1998 to December 31, 1998. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended June 30, 1998.

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

Item 2.  Changes in Securities
         ---------------------
              None.

Item 3.  Defaults in Securities
         ----------------------
              None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     The Company held its Annual Meeting of Shareholders on November 19, 1998. At the Annual Meeting, the shareholders elected Irven G. Reynolds and Benjamin
S. Wong to three-year terms. Directors Royce A. Stutzman, Barrett G. Andersen, Thomas A. Patronite and John D. Randall have terms of office that continued after the Annual Meeting. The shareholders also ratified the SGV Bancorp, Inc. 1995 Amended and Restated Stock-Based Incentive Plan and ratified the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ending June 30, 1999.

         The vote on each matter was as follows:

1. For Directors:                                                            BROKER
                                          FOR        WITHHELD    ABSTAIN    NON-VOTES
Irven G. Reynolds                      2,157,947      41,951          --       --
Benjamin S. Wong                       2,157,497      42,401          --       --

2. Other Matters:

Ratification of SGV Bancorp, Inc.
1995 Amended and Restated
Stock-Based Incentive Plan             1,401,823     210,346       9,575    578,154

Ratification of the appointment
of Deloitte & Touche LLP as
independent auditors for the
Company                                2,178,343      16,780       4,775       --



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


                                           SGV BANCORP, INC.



February 11, 1999                          /s/  Barrett G. Andersen
----------------------------------         -------------------------------------
        Date                               Barrett G. Andersen
                                           President and Chief Executive Officer



February 11, 1999                          /s/ Ronald A. Ott
----------------------------------         -------------------------------------
        Date                               Ronald A. Ott
                                           Executive Vice President
                                           Chief Financial Officer and Treasurer