Form 10-Q
period 1999-03-31
SGV BANCORP INC
filed 1999-05-14
CIK 940511

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to___________________________

                         Commission File Number 0-25664

                               SGV BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                          95-4524789
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or             (I. R. S. Employer
organization)                                                Identification No.)

225 NORTH BARRANCA STREET, WEST COVINA, CALIFORNIA                   91791
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,176,323 shares of common stock, par value $0.01 per share, were outstanding as of May 12, 1999.

                                SGV BANCORP, INC.
                                    FORM 10-Q
                                      INDEX


PART I      FINANCIAL INFORMATION                                         PAGE
                                                                          ----

Item 1      Consolidated Statements of Financial Condition:
            March 31, 1999 (unaudited) and June 30, 1998....................1

            Consolidated Statements of Operations (unaudited):
            For the Nine Months Ended March 31, 1999 and 1998 and for the
            Three Months Ended March 31, 1999 and 1998 .....................2

            Consolidated Statements of Cash Flows (unaudited):
            For the Nine Months Ended March 31, 1999 and 1998...............3

            Notes to Consolidated Financial Statements......................5

Item 2      Management's Discussion and Analysis of
            Results of Operations and Financial Condition...................8

Item 3      Quantitative and Qualitative Disclosure Regarding Market Risk...20

PART II     OTHER INFORMATION

Item 1      Legal Proceedings...............................................21

Item 2      Changes in Securities...........................................21

Item 3      Defaults Upon Senior Securities.................................21

Item 4      Submission of Matters to a Vote of Security Holders.............21

Item 5      Other Information...............................................21

Item 6      Exhibits and Reports on Form 8-K................................21

SIGNATURES..................................................................22


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT SHARE DATA)
---------------------------------------------------------------------------------------------------------
                                                                                March 31,       June 30,
                                                                                  1999            1998
                                                                             ---------------  -----------
                                                                               (Unaudited)
ASSETS:
  Cash and cash equivalents, including short-term bank obligations of
    $16,475 at March 31, 1999 and $16,202 at June 30, 1998                    $    21,288     $   20,008
  Investment securities available for sale, amortized cost of $16,668
    at March 31, 1999 and $19,241 at June 30, 1998                                 16,571         19,221
  Mortgage-backed securities available for sale, amortized cost of
    $22,883 at March 31, 1999 and $29,386 at June 30, 1998                         22,814         29,383
  Mortgage-backed securities held to maturity, estimated fair value of
    $35,661 at March 31, 1999 and $30,089 at June 30, 1998                         35,711         29,936
  Loans receivable held for sale                                                    1,382            391
  Loans receivable held for investment, net of allowance for estimated
    loan losses of $1,732 at March 31, 1999 and $1,425 at June 30, 1998           350,231        295,739
  Accrued interest receivable                                                       2,975          2,774
  Stock of Federal Home Loan Bank of San Francisco, at cost                         5,338          4,234
  Real estate acquired through foreclosure, net                                     1,592          1,902
  Premises and equipment, net                                                       3,247          3,537
  Prepaid expenses and other assets, net                                            3,351          1,221
                                                                              ------------    -----------
      Total assets                                                            $   464,500     $  408,346
                                                                              ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES:
  Deposit accounts                                                            $   323,928     $  295,281
  Federal Home Loan Bank advances                                                 103,946         70,543
  Securities sold under agreements to repurchase                                                   6,000
  Accrued expenses and other liabilities                                            4,634          4,289
                                                                              ------------    -----------
      Total liabilities                                                           432,508        376,113

 STOCKHOLDERS' EQUITY:
  Preferred  stock,  $.01 par value;  2,000,000 shares  authorized;  none issued
  Common stock, $.01 par value; 10,000,000 shares authorized;
    2,727,656 issued; 2,176,323 shares outstanding at March 31, 1999 and
    2,348,068 shares outstanding at June 30, 1998                                     27             27
  Additional paid-in capital                                                      21,259         21,147
  Retained earnings, substantially restricted                                     18,579         16,688
  Accumulated other comprehensive income                                             (97)           (13)
  Deferred stock compensation                                                     (1,168)        (1,555)
  Treasury stock, 551,333 shares at March 31,1999 and
    379,588 shares at June 30, 1998                                               (6,608)        (4,061)
                                                                              ------------    -----------
      Total stockholders' equity                                                  31,992         32,233
                                                                              ------------    -----------
      Total liabilities and stockholders' equity                              $  464,500      $ 408,346
                                                                              ============    ===========

                                             1


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)(UNAUDITED)
----------------------------------------------------------------------------------------------------
                                                       For the Three Months    For the Nine Months
                                                         Ended March 31,         Ended March 31,
                                                         1999         1998        1999        1998
                                                       --------     --------    --------    --------
INTEREST INCOME:
  Interest on loans                                    $ 6,707      $ 6,158     $19,363     $17,616
  Interest on investment securities                        403          241       1,051         817
  Interest on mortgage-backed securities                   888          904       2,892       3,157
  Other                                                     97          131         452         627
                                                       --------     --------    --------    --------
      Total interest income                              8,095        7,434      23,758      22,217
                                                       --------     --------    --------    --------

INTEREST EXPENSE:
  Interest on deposit accounts                           3,367        3,323      10,206      10,356
  Interest on borrowings                                 1,511        1,210       4,379       3,834
                                                       --------     --------    --------    --------
      Total interest expense                             4,878        4,533      14,585      14,190
                                                       --------     --------    --------    --------

Net interest income before provision
  for estimated loan losses                              3,217        2,901       9,173       8,027
PROVISION FOR ESTIMATED LOAN LOSSES                        280          115         759         458
                                                       --------     --------    --------    --------
Net interest income after provision for
  estimated loan losses                                  2,937        2,786       8,414       7,569

OTHER INCOME (EXPENSE):
  Loan servicing and other fees                            132          138         428         401
  Deposit account fees                                     143          125         431         389
  Secondary marketing activity, net                         28           (1)         89           8
  Gain on sale or redemption of securities
    available for sale, net                                 28            2          35          39
  Other income                                             139           83         393         164
  Net gain (loss) on real estate acquired through
    foreclosure                                             28          (70)        163        (133)
                                                       --------     --------    --------    --------
      Total other income                                   498          277       1,539         868
                                                       --------     --------    --------    --------

GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation and other employee expenses               1,299        1,228       3,777       3,610
  Office occupancy                                         244          260         779         801
  Equipment                                                 52           75         161         197
  Data processing                                          234          221         700         628
  Advertising                                               40           42         108         120
  FDIC insurance premiums                                   45           46         132         135
  Other operating expenses                                 349          344       1,101       1,120
                                                       --------     --------    --------    --------
      Total general and administrative expenses          2,263        2,216       6,758       6,611
                                                       --------     --------    --------    --------

EARNINGS BEFORE INCOME TAXES                             1,172          847       3,195       1,826
INCOME TAXES                                               471          356       1,304         770
                                                       --------     --------    --------    --------
      NET EARNINGS                                     $   701      $   491     $ 1,891     $ 1,056
                                                       ========     ========    ========    ========
EARNINGS PER SHARE - Basic                             $  0.32      $  0.21     $  0.85     $  0.45
                                                       ========     ========    ========    ========
EARNINGS PER SHARE - Diluted                           $  0.31      $  0.20     $  0.82     $  0.43
                                                       ========     ========    ========    ========


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)
-------------------------------------------------------------------------------------------------------------
                                                                                     FOR THE NINE MONTHS
                                                                                       ENDED MARCH 31,
                                                                              -------------------------------
                                                                                  1999              1998
                                                                              ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                $     1,891       $     1,056
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                                                   503               509
      Loans originated for sale                                                   (16,402)          (13,791)
      Proceeds from sale of loans                                                  15,619            13,142
      Gain on sale of loans, net                                                     (113)              (33)
      Gain on sale of investments available for sale, net                             (38)               (6)
      Gain on sale of mortgage-backed securities available for sale, net               (2)              (33)
      Federal Home Loan Bank stock dividend                                          (198)             (187)
      Increase in prepaid expenses and other assets                                (2,206)             (108)
      Amortization of deferred loan costs, net                                       (224)              (88)
      Deferred loan origination costs                                                (343)             (218)
      Increase in accrued expenses and other liabilities                              406               358
      Provision for estimated loan losses                                             759               458
      (Recapture of) provision for estimated real estate losses                       (52)              111
      Premium amortization, net                                                       622               294
      (Increase) decrease in accrued interest receivable                             (201)              124
      Other, net                                                                      222                19
                                                                              ------------      -------------
        Net cash provided by operating activities                                     243             1,607

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities available for sale                            (83,273)          (25,748)
  Proceeds from sale and redemption of investment securities
    available for sale                                                             85,892            22,506
  Purchase of mortgage-backed securities available for sale                       (10,153)           (5,080)
  Proceeds from sale of mortgage-backed securities available for sale               6,931            16,566
  Purchase of mortgage-backed securities held to maturity                         (15,060)
  Principal repayments on mortgage-backed securities                               18,667            10,240
  Loans funded, net                                                               (58,291)          (23,048)
  Loans purchased, net                                                            (70,963)          (40,623)
  Principal repayments on loans                                                    71,714            37,979
  Proceeds from sale of real estate                                                 2,687             1,448
  Purchase of premises and equipment                                                 (137)             (220)
  Purchase of Federal Home Loan Bank Stock                                           (906)
  Other, net                                                                          (63)              (99)
                                                                              ------------      -------------
      Net cash used in investing activities                                       (52,955)           (6,079)


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)(CONTINUED)
----------------------------------------------------------------------------------------------------
                                                                           FOR THE NINE MONTHS
                                                                              ENDED MARCH 31,
                                                                     -------------------------------
                                                                         1999              1998
                                                                     ------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in certificate accounts                               $   (15,676)      $    (20,068)
  Net increase in passbook, money market savings,
    NOW and non-interest-bearing accounts                                 44,323             21,851
  Proceeds from Federal Home Loan Bank advances                           59,500
  Repayment of Federal Home Loan Bank advances                           (26,097)            (8,777)
  Proceeds from securities sold under agreements to repurchase             4,300
  Repayment of securities sold under agreements to repurchase            (10,300)
  Purchase of treasury stock                                              (2,547)            (3,430)
  Other, net                                                                 489                593
                                                                     ------------      -------------
      Net cash provided by (used in) financing activities                 53,992             (9,831)

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                          1,280            (14,303)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            20,008             22,664
                                                                     ------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    21,288       $      8,361
                                                                     ============      =============

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid during the period for:
Interest                                                             $    14,570       $     14,218
Income taxes, net                                                          1,510                536

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Real estate acquired through foreclosure                                   2,241              2,135
Change in net unrealized loss on investment securities and
  mortgage-backed securities available for sale, net of taxes                (85)                82
Loans to facilitate sales of real estate acquired through foreclosure                           152


                        SGV BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1.     Basis of Presentation:
       ---------------------

      The accompanying unaudited consolidated financial statements include the accounts of SGV Bancorp, Inc. (the "Company") and its wholly-owned subsidiary First Federal Savings and Loan Association of San Gabriel Valley (the "Association") and its wholly-owned subsidiary, First Covina Service Company. The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring adjustments necessary for a fair presentation have been included. The results of operations for the three and nine-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

      These unaudited consolidated financial statements and the information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" should be read in conjunction with the audited consolidated financial statements and notes thereto of SGV Bancorp, Inc. for the year ended June 30, 1998 included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.


2.    Earnings Per Share
      ------------------

      Earnings per share reconciliation is as follows:

                                                                  WEIGHTED
                                                                  AVERAGE
                                                 INCOME           SHARES        PER SHARE
                                               (NUMERATOR)      (DENOMINATOR)      AMOUNT
                                              --------------   --------------   -----------
                                                    THREE MONTHS ENDED MARCH 31, 1999
                                              ---------------------------------------------
BASIC EPS
  Income available to common stockholders       $  701,000        2,179,000      $   0.32
EFFECT OF DILUTIVE SECURITIES
  Incremental shares from assumed exercise
    of outstanding options                                           56,000         (0.01)
                                              --------------   --------------   -----------
DILUTED EPS
  Income available to common stockholders       $  701,000        2,235,000      $   0.31
                                              ==============   ==============   ===========
                                                    NINE MONTHS ENDED MARCH 31, 1999
                                              ---------------------------------------------
BASIC EPS
  Income available to common stockholders       $1,891,000        2,231,000      $   0.85
EFFECT OF DILUTIVE SECURITIES
  Incremental shares from assumed exercise
    of outstanding options                                           74,000         (0.03)
                                              --------------   --------------   -----------
DILUTED EPS
  Income available to common stockholders       $1,891,000        2,305,000      $   0.82
                                              ==============   ==============   ===========
                                                    THREE MONTHS ENDED MARCH 31, 1998
                                              ---------------------------------------------
BASIC EPS
  Income available to common stockholders          491,000        2,345,000      $   0.21
EFFECT OF DILUTIVE SECURITIES
  Incremental shares from assumed exercise
    of outstanding options                                          121,000         (0.01)
                                              --------------   --------------   -----------
DILUTED EPS
  Income available to common stockholders       $  491,000        2,466,000      $   0.20
                                              ==============   ==============   ===========
                                                      NINE MONTHS ENDED MARCH 31, 1998
                                              ---------------------------------------------
BASIC EPS
  Income available to common stockholders       $1,056,000        2,344,000      $   0.45
EFFECT OF DILUTIVE SECURITIES
  Incremental shares from assumed exercise
    of outstanding options                                          122,000         (0.02)
                                              --------------   --------------   -----------
DILUTED EPS
  Income available to common stockholders       $1,056,000        2,466,000      $   0.43
                                              ==============   ==============   ===========

3.    Comprehensive Income
      --------------------

      The Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, effective July 1, 1998. The standard requires that comprehensive income and its components be disclosed in the financial statements. The Company's comprehensive income includes all items which comprise net income plus the unrealized holding losses on available-for-sale securities. For the three months and nine months ended March 1999 and 1998, the Company's comprehensive income was as follows:


                                               FOR THE THREE MONTHS ENDED
                                     ---------------------------------------------
                                        March 31, 1999            March 31, 1998
                                     -------------------      --------------------
                                               (Dollars in thousands)
Net income                              $     701                   $      491

Other comprehensive income (loss)             (16)                          (5)
                                        -----------                 -----------
    Total comprehensive income          $     685                   $      486
                                        ===========                 ===========
                                               FOR THE NINE MONTHS ENDED
                                     ---------------------------------------------
                                        March 31, 1999            March 31, 1998
                                     -------------------      --------------------
                                               (Dollars in thousands)
Net income                              $   1,891                   $    1,056
Other comprehensive income (loss)             (84)                          84
                                        -----------                 -----------
    Total comprehensive income          $   1,807                   $    1,140
                                        ===========                 ===========

4.    Accounting Principles
      ---------------------

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

RESULTS OF OPERATIONS
---------------------

      The Company posted net earnings of $701,000 for the three months ended March 31, 1999 compared to net earnings of $491,000 for the three months ended March 31, 1998. For the nine months ended March 31, 1999, the Company's net earnings were $1.9 million, as compared to net earnings of $1.1 million for the nine months ended March 31, 1998. For the three months ended March 31, 1999, the net earnings were $0.32 per share - basic, compared to $0.21 per share - basic for the three months ended March 31, 1998. For the nine months ended March 31, 1999, the net earnings were $0.85 per share - basic, compared to net earnings of $0.45 per share - basic for the nine months ended March 31, 1998. A discussion of the specific components of net earnings per share is set forth in the Notes to Consolidated Financial Statements.

Net Interest Income
-------------------

      Net interest income before the provision for estimated loan losses was $3.2 million for the three months ended March 31, 1999 compared to $2.9 million for the three months ended March 31, 1998. For the nine months ended March 31, 1999, net interest income was $9.2 million compared to $8.0 million for the nine months ended March 31, 1998.

Interest Income
---------------

      Total interest income for the three months ended March 31, 1999 was $8.1 million, an increase of $700,000 from the comparable period a year ago. The increase in interest income was primarily due to the $55.5 million increase in the average balance of interest-earning assets to $447.0 million for the three months ended March 31, 1999 from $391.5 million for the three months ended March 31, 1998. This increase was partially offset by the 36 basis point decrease in the average yield on interest-earning assets to 7.24% for the three months ended March 31, 1999 as compared to 7.60% for the comparable period a year ago. The decrease in the average yield was primarily due to a decrease in the indices which the Company's adjustable rate mortgage loans are tied to, replacing loans paid off due to the higher level of prepayments with those of lower rates and faster amortization of premiums on mortgage-backed securities due to increased prepayment speeds. Specifically, in the case of the Eleventh District Cost of Funds Index (COFI), this index has fallen approximately 40 basis points over the last 12 months. This decline affected approximately 50% of the entire mortgage loan portfolio which is indexed to COFI. Interest income on loans increased to $6.7 million for the three months ended March 31, 1999 from $6.2 million for the three months ended March 31, 1998 primarily due to the increase in the average balance of loans receivable outstanding to $351.4 million for the three months ended March 31, 1999 from $312.7 million for the three months ended March 31, 1998. The increase in interest on loans was partially offset by the decrease in the yield on loans to 7.63% for the three months ended March 31, 1999 from 7.88% for the three months ended March 31, 1998 due to the reasons described above.

      The interest income on mortgage-backed securities decreased slightly to $888,000 for the three months ended March 31, 1999 compared to $904,000 for the three months ended March 31, 1998. The slight decrease was the result of a 65 basis point decline in the average yield to 5.97% partially offset by the $4.9 million increase in the average balance of mortgage-backed securities to $59.5 million. This decline in yield on the mortgage-backed securities portfolio was primarily due to the faster amortization of premiums on purchased securities resulting from increased prepayments as a result of the lower interest rate environment. The interest income on investment securities and other investments increased by $128,000 to $500,000 for the three months ended March 31, 1999 due primarily to the $11.9 million increase in the average balance of investment securities and other investments to $36.1 million. The increase in income from higher average balances was partially offset by the decline in the average yield to 5.55% for the three months ended March 31, 1999 from 6.17% for the same period a year ago.

      Total interest income for the nine months ended March 31, 1999 was $23.8 million, an increase of $1.5 million from the comparable period a year ago. The increase in interest income was primarily due to the $35.3 million increase in the average balance of interest-earning assets to $429.9 million for the nine months ended March 31, 1999 from $394.6 million for the nine months ended March 31, 1998. The interest income on loans increased to $19.4 million for the nine months ended March 31, 1999 from $17.6 million for the nine months ended March 31, 1998. The increase in interest on loans receivable was due to the increase in the average balance of loans receivable outstanding to $334.4 million for the nine months ended March 31, 1999 from $302.5 million for the nine months ended March 31, 1998, partially offset by the decrease in the yield on loans to 7.72% for the nine months ended March 31, 1999 from 7.77% for the nine months ended March 31, 1998. The interest income on mortgage-backed securities decreased to $2.9 million for the nine months ended March 31, 1999 compared to $3.2 million for the nine months ended March 31, 1998 primarily as a result of the decline in the average yield to 6.21% for the current period versus 6.82% for the same period a year ago. This decline was primarily due to the lower interest rate environment resulting in an increase in prepayment speeds and faster amortization of the related premiums. The interest income on investment securities and other securities increased slightly to $1.5 million for the nine months ended March 31, 1999 as compared to $1.4 million for the same period a year ago. The increase in investment securities and other income was due to the increase in the average balance to $33.4 million for the nine months ended March 31, 1999 versus $30.4 million for the same period a year ago. Partially offset by the decrease in the average yield to 6.01% for the current period versus 6.34% for the same period a year ago due to the lower interest rate environment. The total yield on total interest-earning assets decreased to 7.37% for the nine months ended March 31, 1999 as compared to 7.51% for the nine months ended March 31, 1998.

Interest Expense
----------------

      Total interest expense for the three months ended March 31, 1999 was $4.9 million, an increase of $345,000 from $4.5 million for the three months ended March 31, 1998. The increase in interest expense was primarily due to the increase in the average balance of interest-bearing liabilities to $415.7 million for the three months ended March 31, 1999 from $360.8 million for the three months ended March 31, 1998. This increase was partially offset by the 34 basis point decline in the average cost of interest-bearing liabilities to 4.69% for the three months ended March 31, 1999 compared to 5.03% for the three months ended March 31, 1998. Interest expense on interest-bearing savings accounts increased slightly to $3.4 million for the three months ended March 31, 1999 from $3.3 million for the same period a year ago. This increase in interest expense on interest-bearing savings accounts was due to the $24.3 million increase in average savings accounts to $307.9 million for the current period versus $283.6 million for the same period a year ago offset by the 32 basis point decrease in the average cost of funds to 4.37% for the three months ended March 31, 1999 versus 4.69% for the same period a year ago. The decline in the average cost of funds on savings accounts was due to the shift in deposit mix to a higher concentration of core savings accounts (comprised of money market, checking and savings accounts) and to the lower interest rate environment. The average balance of core savings accounts increased by $45.6 million to $120.7 million for the three months ended March 31, 1999 from $75.1 million for the same period a year ago. Conversely, the Company's dependence on certificates of deposit declined as the average balance of certificates of deposit decreased by $21.3 million to $187.2 million for the current period versus $208.5 million for the same period a year ago. The interest expense on borrowings increased to $1.5 million for the three months ended March 31, 1999 from $1.2 million for the three months ended March 31, 1998. The increase was primarily due to the increase in the average balance of borrowings to $107.8 million for the current period versus $77.2 million for the same period a year ago, partially offset by the decline in the average cost of borrowings to 5.61% for the current period versus 6.27% for the same period a year ago. The decline in the average cost of borrowings was due to the addition of new borrowings at substantially lower rates.

      Total interest expense increased to $14.6 million for the nine months ended March 31, 1999 from $14.2 million for the nine months ended March 31, 1998. The increase was due to the increase in the average balance of interest-bearing liabilities to $397.1 million for the nine months ended March 31, 1999 as compared to $365.4 million for the nine months ended March 31, 1998, partially offset by the decrease in the average cost of interest-bearing liabilities to 4.90% for the nine months ended March 31, 1999 as compared to 5.18% for the same period a year ago. Interest expense on savings accounts decreased slightly to $10.2 million for the nine months ended March 31, 1999 from $10.4 million for the same period a year ago. The decrease in interest expense was due to the decline in the average cost of savings accounts to 4.58% for the current period from 4.85% for the same period a year ago, partially offset by the increase in the average balance of savings accounts to $297.0 million for the current period from $284.6 million for the same period a year ago. As stated above, the decline in the average cost of funds was due to the lower interest environment and the change in composition of the savings portfolio to a higher concentration of core savings accounts. The interest expense on borrowings increased to $4.4 million for the nine months ended March 31, 1999 from $3.8 million for the nine months ended March 31, 1998. The increase in interest expense on borrowings was due to the increase in the average balance of borrowings to $100.1 million for the current period from $80.8 million for the same period a year ago, partially offset by the decrease in the average cost of borrowings to 5.83% for the current period versus 6.33% for the same period a year ago.

Analysis of Net Interest Income
-------------------------------

      The following table sets forth average interest rates on the Company's interest-earning assets and interest-bearing liabilities for the three month and nine month periods ended March 31, 1999 and March 31, 1998 (dollars are in thousands and average balances are primarily based on month-end amounts except in certain situations where a daily average is necessary to properly reflect average balances):

                                                     FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                             MARCH 31,                        MARCH 31,
                                                       1999              1998              1999             1998
                                                   --------------  ----------------  ---------------- ----------------
                                                   AVERAGE  YIELD   AVERAGE   YIELD   AVERAGE  YIELD   AVERAGE   YIELD
                                                   BALANCE   RATE   BALANCE    RATE   BALANCE   RATE   BALANCE    RATE
ASSETS:
  Interest-earning assets:
    Loans receivable                              $351,441   7.63%  $312,720   7.88%   $334,428  7.72%  $302,483  7.77%
    Mortgage-backed securities                      59,472   5.97     54,617   6.62      62,103  6.21     61,723  6.82
    Investment securities and other                 36,067   5.55     24,134   6.17      33,362  6.01     30,385  6.34
                                                  --------          --------           --------         --------
      Total interest-earnings assets               446,980   7.24%   391,471   7.60%    429,893  7.37%   394,591  7.51%
                                                  --------          --------           --------         --------
  Noninterest-earning assets                        16,634            13,560             14,463           13,511
                                                  --------          --------           --------         --------
      Total assets                                $463,614          $405,031           $444,356         $408,102
                                                  ========          ========           ========         ========
LIABILITIES AND EQUITY:
  Interest-bearing liabilities:
    Savings accounts                              $307,882   4.37%  $283,598   4.69%   $297,000  4.58%  $284,626  4.85%
    Borrowings                                     107,785   5.61     77,192   6.27     100,102  5.83     80,768  6.33
                                                  --------          --------           --------         --------
      Total interest-bearing liabilities           415,667   4.69%   360,790   5.03%    397,102  4.90%   365,394  5.18%
  Non-interest-bearing liabilities                  16,426            13,010             15,747           12,029
  Stockholders' equity                              31,521            31,231             31,507           30,679
                                                  --------          --------           --------         --------
      Total liabilities and equity                $463,614          $405,031           $444,356         $408,102
                                                  ========          ========           ========         ========

  Net interest rate spread                                   2.55%             2.57%             2.47%            2.33%
  Net interest margin                                        2.88%             2.96%             2.85%            2.71%
  Ratio of interest-earning assets to
    interest-bearing liabilities                    107.53%           108.50%            108.26%          107.99%


      The Company's average net interest spread decreased slightly to 2.55% for the three months ended March 31, 1999 from 2.57% for the three months ended March 31, 1998. The decrease in the average net interest spread was primarily due to the decrease in the average yield of interest-earning assets to 7.24% for the three months ended March 31, 1999 from 7.60% for the three months ended March 31, 1998 substantially offset by the decrease in the average cost of interest-bearing liabilities to 4.69% for the current period from 5.03% for the same period a year ago. In regard to the nine months ended March 31, 1999, the average net interest spread increased by 14 basis points to 2.47% from 2.33% for the nine months ended March 31, 1998.

The increase in the average net interest spread for current period was due primarily to the 28 basis point decline in the average cost of funds to 4.90% for the nine months ended March 31, 1999 versus 5.18% for the same period a year ago.

      The Company's yield on its interest-earning assets declined by 36 basis points to 7.24% for the three months ended March 31, 1999 from 7.60% for the three months ended March 31, 1998. The yields in all interest-earning asset categories declined for the three-month period ended March 31, 1999 as compared to the same period a year ago. The yield on loans receivable declined by 25 basis points to 7.63% for the three months ended March 31, 1999 due primarily to the decrease in all adjustable rate loan indices resulting from the lower interest rate environment. This resulted in lower yields on the Company's adjustable rate mortgage loans, which comprise approximately 75% of the total mortgage loan portfolio. The lower interest rate environment also contributed to the increase in prepayments resulting in higher yielding loans paying off earlier than expected. The Company was able to originate or purchase loans to replace those prepaid and to increase the overall portfolio balance, but with interest rates usually lower than those prepaid.

      The decline in the yield in interest-earning assets was also due to the substantial decline in the yield for mortgage-backed securities which decreased by 65 basis points to 5.97% for the three months ended March 31, 1999 from 6.62% for the same period a year ago. As stated above, the decline in yield was primarily the result of the increase in the prepayment speeds resulting from the lower interest rate environment. The increase in prepayment speeds required the Company to increase the amortization of the premiums on purchased securities producing lower overall yields. Also, the yield on investment income and other securities declined substantially to 5.55% for the three months ended March 31, 1999 from 6.17% for the same period a year ago due primarily to lower interest rates. The average yield on interest-earning assets declined to 7.37% for the nine months ended March 31, 1999 from 7.51% for the nine months ended March 31, 1998. The decline in the average yield was due to the same overall issues discussed.

      The Company's cost of interest-bearing liabilities has declined sharply for the current three and nine-month periods ended March 31, 1999 as compared to the same periods a year ago. These declines were due to the continued emphasis on building core savings accounts, replacing maturing certificates of deposits with those of lower rates, and the addition of lower cost borrowings. As stated above, the Company has increased the percentage of core savings accounts during the past year with a corresponding reduction in the percentage of certificates of deposits. The increase in average core savings accounts to approximately 39% of total savings accounts for the three months ended March 31, 1999 from approximately 26% for the same period a year ago combined with the renewal of maturing certificates of deposit at lower interest rates have produced the substantial decrease in the average cost of savings. The result of this process was a decline in the average cost of savings accounts to 4.37% for the three months ended March 31, 1999 from 4.69% for the three months ended March 31, 1998. In regards to the Company's borrowings, the cost of borrowings for the three-month period ended March 31, 1999 has reflected significant decreases in comparison to the same period a year ago. For the three months ended March 31, 1999, the average cost of borrowings declined to 5.61% from 6.27% for the three months ended March 31, 1998. The reduced cost of borrowings was primarily due to the maturity of approximately $30 million in borrowings with an average interest rate in excess of

6.00% and the approximately $60 million in new or replacement borrowings with an average interest rate of less than 5.00% during the nine months ended March 31, 1999.

Provision for Estimated Loan Losses
-----------------------------------

      The provision for estimated loan losses for the three months ended March 31, 1999 was $280,000 compared with $115,000 for the three months ended March 31, 1998. The increase was due to the increased write-offs of consumer loans during the period, a general increase in the reserve for growth related issues and the establishment of a reserve for a single-family residential loan expected to be foreclosed on in the next few months. For the nine months ended March 31, 1999, the provision for estimated loan losses totaled $759,000 as compared to $458,000 for the same period a year ago. The increase was due to the increased consumer loan write-offs, primarily related to the equity lines of credit program, as compared to the same period a year ago. See "Financial Condition."

Other Income
------------

      Other income increased to $498,000 for the three months ended March 31, 1999 from $277,000 for the three months ended March 31, 1998. The increase was due to the realization of $28,000 in net gains on real estate owned activity in the current period versus a $70,000 net loss for the same period a year ago and increases in fee income primarily related to the sale of non-insured products. The Company's secondary marketing activities also generated $28,000 in net gains for the three months ended March 31, 1999 as compared to a $1,000 net loss for the same period a year ago. For the nine months ended March 31, 1999, other income increased to $1.5 million from $868,000 primarily as a result of a net gain on real estate owned activities of $163,000 for the period as compared to a $133,000 net loss for the same period a year ago, an increase to $89,000 for secondary marketing activities as compared to $8,000 for the same period a year ago and increases in commissions earned on the sale of non-insured products and other fee income on deposit account activities. See "Financial Condition."

General and Administrative Expenses
-----------------------------------

      For the three months ended March 31, 1999, general and administrative expenses increased slightly to $2.3 million from $2.2 million for the three months ended March 31, 1998. The increase was due primarily to a general increase in compensation costs partially offset by a decrease in equipment related expenses as compared to the same period a year ago. For the nine months ended March 31, 1999, the general and administrative expenses increased to $6.8 million from $6.6 million for the same period a year ago, primarily related to the overall increase in compensation costs.

Income Taxes
------------

      The Company recorded $471,000 in income taxes for the three months ended March 31, 1999 compared to $356,000 for the three months ended March 31, 1998. The effective tax rates for the three months ended March 31, 1999 and March 31, 1998 were approximately 40.2% and 42.0%, respectively. For the nine months ended March 31, 1999, the income taxes recorded was $1.3 million as compared to $770,000 for the same period a year ago. The increase in taxes for the three months and nine months ended March 31, 1999 was due to the improvement in pre-tax income.

FINANCIAL CONDITION
-------------------

      The Company's total assets were $464.5 million at March 31, 1999, an increase of $56.2 million from the $408.3 million in total assets at June 30, 1998. The Company's loans receivable held for investment increased by $54.5 million to $350.2 million at March 31, 1999 as compared to $295.7 million at June 30, 1998. The Company's mortgage-backed securities portfolio remained approximately the same with a total investment of approximately $58.5 million at March 31, 1999 compared to $59.3 million at June 30, 1998.

      The Company's loan portfolio increase for the nine months ended March 31, 1999 was due primarily to the origination and purchase of approximately $129 million in mortgage loans for the held for investment portfolio during the nine month period ending March 31, 1999. Of the loans originated and purchased during this period, approximately $88 million had adjustable rate features. The loans originated and purchased with adjustable rate features were indexed to COFI, the one year constant maturity index, LIBOR and the 12 MAT (a lagging index based upon the rolling average of the one year treasury yield). The Company also originated $16.4 million of mortgage loans for sale to the secondary market and sold approximately $15.6 million during the nine months ended March 31, 1999 for a net gain of $89,000.

      The Company's non-performing assets totaled $3.0 million at March 31, 1999 compared to $3.8 million at June 30, 1998. The decrease in non-performing assets was due to the decrease in the amount of real estate acquired through foreclosure to $1.6 million at March 31, 1999 compared to $1.9 million at June 30, 1998 and to the decrease in total loans on non-accrual to $1.4 million at March 31, 1999 compared to $1.9 million at June 30, 1998. The overall result was a decrease in the Company's ratio of non-performing assets to total assets to 0.65% at March 31, 1999 from 0.93% at June 30, 1998.

      The following table sets forth the non-performing assets at March 31, 1999 and June 30, 1998:


                                                    MARCH 31, 1999       JUNE 30, 1998
                                                  ------------------   -----------------
                                                            (DOLLARS IN THOUSANDS)
Non-accrual loans                                      $  1,413              $  1,911
Real estate acquired through foreclosure                  1,592                 1,902
                                                      -----------           -----------
      Non-performing assets                            $  3,005              $  3,813
                                                      ===========           ===========
Non-performing assets as a percent of
  total assets                                             0.65%                 0.93%

Non-performing loans as a percent of
  gross loans receivable                                   0.40%                 0.64%


      The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. The Company applies the measurement provisions of SFAS No. 114 to all loans in its portfolio with the exception of one- to four-family residential mortgage loans and consumer lines of credit which are evaluated on a collective basis for impairment. Also, loans which have delays in payments of less than four months are not necessarily considered impaired unless other factors apply to the loans. The accrual of interest income on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan. At March 31, 1999, the Company had classified none of its loans as impaired with no specific reserves set aside as of March 31, 1999 as determined in accordance with SFAS No. 114. In comparison, as of June 30, 1998, the Company had classified $569,000 of its loans as impaired with $100,000 in specific reserves. In addition, as of March 31, 1999, the Company had $1.4 million in loans which were collectively evaluated for impairment with $245,000 in specific reserves established compared to $1.3 million at June 30, 1998 collectively evaluated for impairment with no specific reserves set aside. The average recorded investment in impaired loans, inclusive of those evaluated collectively, during the nine months ended March 31, 1999, was $2.0 million, whereas, the average for the twelve months ended June 30, 1998 was $2.9 million.

      The Company, in consideration of the current local economic environment and the condition of the loan portfolio, maintained the allowance for estimated loan losses at March 31, 1999 at $1.7 million. Although loans on non-accrual status have decreased slightly to $1.4 million at March 31, 1999 from $1.9 million at June 30, 1998, the allowance for estimated loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The Company's non-performing loans are primarily made up of one- to four-family residential mortgage loans. The following table sets forth the activity in the Company's allowance for estimated loan losses for the nine months ended March 31, 1999:

                                                ACTIVITY FOR THE NINE MONTHS
                                                            ENDED
                                                       MARCH 31, 1999
                                               --------------------------------
Balance at June 30, 1998                                $ 1,425,000
Add:
    Provision for estimated loan losses                     759,000
    Recoveries of previous charge-offs
Less:
    Charge-offs of consumer loans                           180,000
    Charge-offs of real estate loans                        272,000
                                                       -------------
Balance at March 31, 1999                               $ 1,732,000
                                                       =============

      The Company's total liabilities increased to $432.5 million at March 31, 1999 from $376.1 million at June 30, 1998. Total deposit accounts increased $28.6 million to $323.9 million at

March 31, 1999 from $295.3 million at June 30, 1998 due primarily to the growth in the Company's core savings accounts. Core savings accounts, comprised of money market, checking and passbook accounts, increased to approximately $140.2 million at March 31, 1999 from approximately $95.8 million at June 30, 1998. The growth in core deposits was partially offset by the $15.7 million decrease in certificates of deposit to $183.8 million at March 31, 1999 from $199.5 million at June 30, 1998. As a result of the increase in core savings accounts, the percentage of core savings accounts represents 43.3% of total deposits as of March 31, 1999. The Company increased its borrowings during the nine months ended March 31, 1999 to $103.9 million from $70.5 million at June 30, 1998. The increase in borrowings was part of the funding strategy of the overall growth in total assets. In September 1998, the Company borrowed approximately $41.5 million from the Federal Home Loan Bank with an average rate slightly below 5.0% and an average term of approximately 39 months. The Company continues to utilize FHLB advances and securities sold under agreements to repurchase as part of its asset and liability management strategy.

      The Company's stockholders' equity decreased slightly to $32.0 million at March 31, 1999 from $32.2 million at June 30, 1998 due primarily to the repurchase of 171,745 shares of the Company's common stock at a total cost of $2.5 million. This reduction in stockholders' equity was substantially offset by the $1.9 million in net earnings from operations.

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

      The Association, by regulation, must maintain its liquidity ratio at no less than 4.0% of deposits and short-term borrowings. Liquidity represents cash and certain investments which are not committed or pledged to specific liabilities. The Association's average liquidity ratio for March 31, 1999 and March 31, 1998 was 16.42% and 16.79%, respectively.

COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------

      At March 31, 1999, there were no material changes to the Company's commitments or contingent liabilities from the period ended June 30, 1998 as discussed in the Company's notes to the consolidated financial statements reflected in the audited consolidated financial statements of SGV Bancorp, Inc., for the year ended June 30, 1998 included in the Annual Report on Form 10-K for the year ended June 30, 1998. At March 31, 1999, the Company had outstanding commitments to originate or purchase mortgage loans of $11.5 million as compared to $3.0 million at June 30, 1998.

REGULATORY CAPITAL
------------------

      The Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio. The core capital requirement has been effectively increased to 4% because the prompt corrective action legislation provides that institutions with less than 4% core capital will be deemed "undercapitalized". In addition, the OTS, under the prompt corrective action regulation can impose various constraints on institutions depending on their level of capitalization ranging from well-capitalized to critically undercapitalized. At March 31, 1999, the Association was considered "well-capitalized".

      The Association was in compliance with the capital requirements in effect as of March 31, 1999. The following table reflects the required ratios and the actual capital ratios of the Association at March 31, 1999:

                                                             CAPITAL
                                                      -----------------------
                 ACTUAL      REQUIRED      EXCESS       ACTUAL      REQUIRED
                 CAPITAL      CAPITAL      AMOUNT      PERCENT      PERCENT
                ---------    ---------   ----------   ---------    ----------
                      (Dollars in thousands)

Tangible        $  30,214    $   6,963    $  23,251      6.51%        1.50%

Core            $  30,214    $  13,925    $  16,289      6.51%        3.00%

Risk-based      $  31,701    $  18,614    $  13,087     13.62%        8.00%



YEAR 2000 READINESS DISCLOSURE
------------------------------

      In recent years the Company has been executing a formal plan to address year 2000 issues ("Y2K"). The Y2K issues relate to the way software was programmed through much of this Century. Specifically, years were coded with two digits. The Company's Y2K plan has been designed to address potential problems that could arise from software, hardware and equipment both within the Company's direct control and outside of the Company's control, yet which the Company relies upon, in that it electronically or operationally interfaces with such software, hardware and equipment.

      The Company principally utilizes third-party data processors and third-party software for its information technology (IT) needs. As a result, the year 2000 compliance of the company's information technology assets, such as computer hardware, software and systems, is primarily dependent upon the year 2000 compliance efforts and results of its third-party vendors. The year 2000 compliance of the Company's non-IT assets, such as automated teller machines, copiers, fax machines, elevators, and HVAC systems, is also primarily dependent upon the year 2000 compliance efforts and results of third parties.

      Financial institution regulators have focused their attention on year 2000 issues and have published guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification, liquidity risk, customer awareness, and contingency planning are being addressed as key safety and soundness issues in conjunction with regulatory Y2K examinations.

      The Company has appointed a year 2000 team that includes officers and staff from all operational areas. The team is responsible for the development, implementation and monitoring of the

Company's Year 2000 Plan. Also, the Company has enlisted the services of outside contractors to assist in the attainment of year 2000 readiness. In order to address the year 2000 issue, the Company has developed and implemented a five-phase plan, which is divided into the following major components:

      awareness
      assessment
      renovation
      validation
      implementation

      The  Company  has  completed  the  first  two  phases  of the  plan and is currently working internally and with external vendors on the final three phases. The Company believes that third-party service providers have significantly completed the renovation phase. Also, the validation or test phase has been completed for the Company's data processor, ATM processor, primary ATM interchange provider, Federal Reserve Bank of San Francisco, and Fannie Mae. Because the Company outsources its data processing and item processing operations, a significant component of the Year 2000 Plan is to work with external vendors to test and certify their systems as year 2000 compliant. The majority of software used in these systems, both purchased and related to our external data processing vendors, has been tested for year 2000 readiness with minimal issues detected. Any issues detected have been reported to the respective vendor or service provider for corrective action. None of the issues noted during the testing, if not corrected by year 2000, are expected to have any material effect on the Company. The Company's primary third-party service bureau provides data processing for all of the Company's savings accounts, lending operations and its general ledger. Upon review of the test results, the few issues detected were forwarded to the data processor for corrective action. Although the Company is confident these issues will be resolved, none of the issues detected are expected to have any material impact to the Company's successful transition to year 2000 even if they have not been corrected by year 2000. The Company also completed testing with the Federal Reserve Bank of San Francisco, its primary ATM processor, primary ATM interchange provider, and Fannie Mae and detected no date-related issues which would be expected to present any material Y2K problems to the Company.

      The Company surveyed its primary vendors and others with whom it relies on to assure their systems will be year 2000 ready. Of the vendors the Company considers critical to its operations, all have responded that they are year 2000 ready or are in process of becoming ready. Vendors the Company considers mission critical include its primary data processor, item processor, ATM provider, the Federal Reserve Bank and the Federal Home Loan Bank, as well as all utility providers. Of the critical vendors the Company tested, no material year 2000 date related issues were identified. In addition, the majority of critical vendors not tested (primarily utility providers) have indicated they are Y2K ready. As of March 31, 1999, three utility providers have not responded of their Y2K readiness. If any mission critical vendor were to fall out of Y2K compliance, the Company will seek to switch to a new vendor. However, due to the timing required to change to another vendor, if mission critical vendors are not year 2000 ready (all have stated that they are or expect to be year 2000 ready), the Company may be adversely affected. Further, the Company will be unable to seek alternative service providers with respect to some critical vendors such as utility providers. The Company has endeavored to determine such vendors will be year 2000 compliant and at this time, based upon information supplied by such vendors, has no information suggesting utility services will be interrupted. However, any disruption in utility service would directly affect the Company's ability to operate.

      In regard to vendors or service providers the Company deems are important for the normal operations of the Company, but not considered critical, approximately 87% have responded that they are year 2000 ready or are working towards readiness. The Company is performing follow-up work on those vendors or service providers (primarily title companies and appraisal firms) who have not responded. If the Company believes that one of these vendors will not be year 2000 ready by June 30, 1999, the Company will review other solutions, including changing vendors. However, there can be no assurance that these systems or other vendors will be year 2000 ready or that any such failure in readiness by such vendors would not have an adverse effect on the Company's operations. The
Company is participating, through proxy testing, with its data processor in third-party interfaces for year 2000 readiness and remains on target to complete testing by June 30, 1999.

      Another important segment of the Year 2000 Plan is to identify those loan customers or deposit customers whose possible lack of year 2000 preparedness might expose the Company to financial loss. The Company completes a risk analysis of their large dollar fund users and fund providers quarterly and has determined that such customers are not expected to expose the Company to any material impact by a lack of year 2000 preparedness. Also, the analysis of fund users indicates that the Company does not expect to have any material financial exposure in regard to its loan portfolio as the portfolio is comprised primarily of loans to individuals and, to a lessor extent, to businesses secured by real estate. Management believes that loans secured by real estate are less likely to be impacted by any year 2000 issues.

      The Company has completed its Year 2000 Contingency Plan for handling issues which may present concern to the Company if certain processes or vendors are unable to provide services. The contingency plan has been reviewed by an independent outside consultant for feasibility with management's stated business resumption goals and other plans adopted by the Company. Recommendations made by the consultant were reviewed by management and incorporated into the contingency plan. This plan will be updated continuously throughout 1999, as new information becomes available on the Company's vendors and service providers.

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

      The Company believes it has developed an effective and prudent plan to review, renovate and resolve any potential year 2000 issues. In respect to operations under the Company's direct control and due to management's year 2000 readiness efforts and those of its strategic business partners, management does not expect that Year 2000 failures will have a material effect on the financial condition or results of operations of the Company. However, the impact of disruptions in the local or national economy as a result of year 2000 issues is not quantifiable at this time and could adversely and materially affect the Company. In addition, the Company is heavily dependent on the year 2000 readiness of infrastructure suppliers such as utilities, communication and other such Services. As discussed above, such infrastructure suppliers would have year 2000 disruptions, this could adversely and materially affect the Company's ability to provide services to its customers.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
         ---------------------------------------------------------

MANAGEMENT OF INTEREST RATE RISK
--------------------------------

      The Company's profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. To manage its interest rate risk, the Company has utilized the following strategies: (i) emphasizing the origination and/or purchase of adjustable-rate one- to four-family mortgage loans for portfolio; (ii) selling to the secondary market all conforming fixed-rate mortgage loans originated; (iii) holding primarily short-term mortgage-backed and investment securities; and (iv) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits, utilizing FHLB advances and securities sold under agreements to repurchase.

      The Company's interest rate sensitivity is monitored by management through the use of an interest rate risk (IRR) model. Based on internal IRR modeling, management does not believe that there has been a material change in the Company's interest rate sensitivity from June 30, 1998 to March 31, 1999. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended June 30, 1998.

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

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
                    None.

Item 5.        Other Information
               -----------------
                    None.

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

      (a) The following exhibits are filed as part of this report:

        3.1 Certificate of Incorporation of SGV Bancorp, Inc. *
        3.2 Bylaws of SGV Bancorp, Inc. *
       11.0 Computation of per share earnings (filed herewith).
       27.0 Financial data schedule (filed herewith).
      (b)   Reports on Form 8-K
                 Announcement of intent to purchase two branches from Citibank filed with the Securities and Exchange Commission on
                 April 5, 1999.
-------------------
* Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on March 6, 1995 and declared effective on May 9, 1995, Registration No. 33-90018.

                                   SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SGV BANCORP, INC.




May 11, 1999                        /s/  Barrett G. Andersen
-------------------------           --------------------------------------------
            Date                          Barrett G. Andersen
                                          President and Chief Executive Officer



May 11, 1999                        /s/  Ronald A. Ott
-------------------------           --------------------------------------------
            Date                          Ronald A. Ott
                                          Executive Vice President
                                          Chief Financial Officer and Treasurer