Form 10-K405
period 1999-06-30
SGV BANCORP INC
filed 1999-09-23
CIK 940511

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K


                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 1999

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X     No ____.
                                                   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $42,000,000, based upon the last sales price as quoted on The NASDAQ Stock Market for September 13, 1999.

     The number of shares of Common Stock outstanding as of September 13, 1999:
2,176,323.

                                     INDEX

                                                                           PAGE
                                    PART I
Item 1.   Description of Business......................................       1
Item 2.   Properties...................................................      26
Item 3.   Legal Proceedings............................................      27
Item 4.   Submission of Matters to a Vote of Security Holders..........      27

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters..........................................      28
Item 6.   Selected Financial Data......................................      28
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................      30
Item 8.   Financial Statements and Supplementary Data..................      44
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.......................      76

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant...........      76
Item 11.  Executive Compensation.......................................      76
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management...............................................      76
Item 13.  Certain Relationships and Related Transactions...............      76

                                  PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports
          on Form 8-K..................................................      76

Signatures.............................................................      78

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

          The principal business of the Association is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Association engages in secondary market activities and invests in multi-family, commercial real estate, construction, land and consumer loans. Loan sales come from loans held in the Association's portfolio designated as being held for sale or originated during the period and being so designated. The Association has historically retained all the servicing rights of loans sold, although during the past fiscal year, has begun selling loans on a servicing released basis. The Association's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities, income from loan servicing, and fee income generated from deposit accounts. The Association's primary sources of funds are deposits, principal and interest payments on loans, advances from the Federal Home Loan Bank of San Francisco (the "FHLB") and, to a lesser extent, proceeds from the sale of loans.

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

          On March 16, 1999, the Association entered into a definitive agreement with Citibank, California, a federal savings bank, to purchase two branches located in La Verne, California and Covina, California. The two branches had combined deposits of approximately $57.0 million at the time the agreement was entered into. The branch acquisition was consummated on July 25, 1999.

Recent Developments - Acquisition by IndyMac Mortgage Holdings, Inc.

          On July 12, 1999, the Company and IndyMac Mortgage Holdings, Inc. ("IndyMac") entered into a definitive agreement pursuant to which IndyMac will acquire the Company for cash. Under the terms of the merger agreement, each share of the Company's common stock will be exchangeable for $25.00 in cash. This price may be subject to adjustment as a result of changes in the net portfolio value of certain assets and liabilities of the Company. In no event will the purchase price be reduced below $22.50 or increased above $27.50 per share. IndyMac will pay a total of approximately $62.5 million to acquire all of the Company's shares outstanding and subject to options. In accordance with the terms of the merger agreement, the Company will be the surviving entity of the merger. To this end, IndyMac's current shareholders will receive one share of the Company's common stock in exchange for each share of IndyMac common stock they own when the merger is completed. The merger is subject to shareholder approval by both companies as well as certain regulatory approvals. The merger is expected to be completed in the first half of 2000.

Lending Activities

          Loan Portfolio Composition. The Association's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At June 30, 1999, the Association had total loans outstanding of $356.2 million, of which $279.9 million were one- to four-family, owner-occupied residential mortgage loans, or 78.6% of the Association's total loans. The remainder of the portfolio consists of $46.4 million of multi-family mortgage loans, or 13.0% of total loans; $23.9 million of commercial real estate loans, or 6.7% of total loans; and consumer loans of $6.0 million or 1.7% of total loans. The Association had $100,000 in loans held for sale as of June 30, 1999. At that same date, 74.4% of the Association's mortgage loans had adjustable interest rates. Of the Association's adjustable-rate mortgage loans, 32.9% are indexed to the one-year Constant Maturity Treasury ("CMT") Index and 62.3% are indexed to the 11th District Cost of Funds Index ("COFI"). The COFI is a lagging market index and therefore may adjust more slowly than the cost of the Association's interest-bearing liabilities. As the determination of the COFI becomes concentrated in fewer institutions, funding decisions by a relatively few large institutions could potentially further reduce the correlation of COFI to changes in general market interest rates and the Company's cost of funds.

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

                                                                          At June 30,
                                           ----------------------------------------------------------------------
                                                 1999                       1998                    1997
                                           ---------------------     ---------------------     ------------------
                                                         Percent                   Percent               Percent
                                            Amount      of Total     Amount       of Total     Amount    of Total
                                           --------     --------     --------     --------     --------  --------
                                                                   (Dollars in thousands)
Real estate and Other:
One- to four family                        $279,897        78.59%    $247,129        83.04%    $250,303     87.29%
Multi-family                                 46,425        13.03       29,546         9.93       27,241      9.50
Commercial                                   23,901         6.71       11,895         4.00        8,660      3.02
Construction and land                             -         0.00            -         0.00            -      0.00
Consumer                                      5,961         1.67        9,007         3.03          533      0.19
                                           --------     --------     --------     --------     --------  --------
  Total loans                               356,184       100.00%     297,577       100.00%     286,737    100.00%
                                                        ========                  ========               ========
Less:
Unamortized yield adjustments, net            (1486)                     (613)                      121
Deferred loan fees, net                         736                       635                       515
Allowance for estimated loan losses           1,845                     1,425                     1,263
                                           --------                  --------                  --------
  Total loans, net                          355,089                   296,130                   284,838
Less:
Loans receivable held for sale:
  One- to four-family                           100                       391                       230
                                           --------                  --------                  --------
    Loans receivable held for
     investment                            $354,989                  $295,739                  $284,608
                                           ========                  ========                  ========

                                                         At June 30,
                                       -----------------------------------------------
                                                1996                      1995
                                       ---------------------      --------------------
                                                     Percent                Percent
                                        Amount      of Total     Amount     of Total
                                       --------     --------     --------   ----------
Real estate and Other:
One- to four family                    $226,660        87.81%    $187,693        85.82%
Multi-family                             21,690         8.40       20,431         9.34
Commercial                                9,331         3.62        9,567         4.37
Construction and land                         -         0.00          415         0.19
Consumer                                    440         0.17          602         0.28
                                       --------     --------     --------     --------
  Total loans                           258,121       100.00%     218,708       100.00%
                                                    ========                  ========
Less:
Unamortized yield adjustments, net          (64)                       45
Deferred loan fees, net                     451                       472
Allowance for estimated loan losses       1,058                       792
                                       --------                  --------
  Total loans, net                      256,676                   217,399
Less:
Loans receivable held for sale:
  One- to four-family                       723                         -
                                       --------                  --------
    Loans receivable held for
     investment                        $255,953                  $217,399
                                       ========                  ========

     Loan Maturity. The following table shows the contractual maturity of the Association's gross loans at June 30, 1999. The table does not include principal repayments. Principal repayments on total loans totaled $94.3 million for the year ended June 30, 1999 and $61.0 million and $33.2 million for the years ended June 30, 1998 and 1997, respectively.

                                                                            At June 30, 1999
                                          ---------------------------------------------------------------------------------------
                                             One- to                                                                    Total
                                              Four-             Multi-                                                  Loans
                                              Family            Family         Commercial           Consumer          Receivable
                                          --------------    ------------     --------------        ----------       -------------
                                                                             (In thousands)
Amounts due:
   One year or less                             $  1,170         $   460            $     5            $  358           $  1,993
   After one year:
      More than one year to three years              357           5,064              1,451                 -              6,872
      More than three years to five years          4,930           6,706                555                 -             12,191
      More than five years to 10 years             6,535           1,517              6,400                 -             14,452
      More than 10 years to 20 years              58,054           8,159             12,088                 -             78,301
      More than 20 years                         208,851          24,519              3,402             5,603            242,375
                                          --------------    ------------     --------------        ----------       ------------

      Total due after June 30, 2000              278,727          45,965             23,896             5,603            354,191
                                          --------------    ------------     --------------        ----------       ------------

      Total amount due                           279,897          46,425             23,901             5,961            356,184
   Less:
      Unamortized yield adjustments               (1,253)              8                (88)             (153)            (1,486)
      Deferred loan fees                             354             276                106                 -                736
      Allowance for loan losses                      838             469                 99               439              1,845
                                          --------------    ------------     --------------        ----------       ------------
   Total loans, net                              279,958          45,672             23,784             5,675            355,089

   Loans receivable held for sale                    100               -                  -                 -                100
                                          --------------    ------------     --------------        ----------       ------------

   Loans receivable held for investment         $279,858         $45,672            $23,784            $5,675           $354,989
                                          ==============    ============     ==============        ==========       ============

     The following table sets forth at June 30, 1999, the dollar amount of gross loans receivable contractually due after June 30, 2000, and whether such loans have fixed interest rates or adjustable interest rates.

                                                                      Due After June 30, 2000
                                           ----------------------------------------------------------------------------
                                                    Fixed                    Adjustable                   Total
                                           ----------------------     ----------------------     ----------------------
                                                                           (In thousands)
Real estate loans:
   One- to four-family                                    $82,950                  $195,777                    $278,727
   Multi-family                                             4,166                    41,799                      45,965
   Commercial real estate                                   2,680                    21,216                      23,896
Consumer                                                        -                     5,603                       5,603
                                           ----------------------     ---------------------         -------------------
      Total loans receivable                              $89,796                  $264,395                    $354,191
                                           ======================     =====================         ===================

     Origination, Sale, Servicing and Purchase of Loans. The Association's mortgage lending activities are conducted primarily by commissioned loan representatives and through its eight branch offices. The Association originates both adjustable-rate and fixed-rate mortgage loans. The Association's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. It is the general policy of the Association to sell the majority of the fixed-rate mortgage loans that it originates. The Association may also sell the adjustable-rate mortgage loans that it originates. The Association utilizes forward sales contracts to hedge the risks associated with a change in interest rates between origination and sale of loans. At June 30, 1999, the Association did not have any forward sales contracts outstanding. The Association retains virtually all servicing of the loans sold. See "Loan Servicing." The Association recognizes, at the time of sale, the cash gain or loss on the sale of the loans sold. At June 30, 1999, there was $100,000 in fixed-rate mortgage loans categorized as held for sale. From time to time, the Association has purchased loans originated by other institutions based upon the Association's investment needs and market opportunities. During the year ended June 30, 1999, the Association purchased $80.8 million of one- to four-family mortgage loans with adjustable interest rates indexed primarily to COFI, which are secured by principal properties located in Southern California. The Association has purchased loans during the past three years as a supplement to its internal origination process in order to meet internal goals. The Association has reviewed each loan it purchases to ensure it meets the Association's underwriting guidelines. The loans were purchased in several transactions consummated during the year ended June 30, 1999.

     The following table sets forth the Association's loan originations, purchases, sales and principal repayments for the periods indicated:

                                                                      For the Years Ended June 30,
                                                  ---------------------------------------------------------------
                                                          1999                   1998                   1997
                                                  -----------------      -----------------      -----------------
                                                                            (In thousands)
     Gross loans (1):                                      $297,555               $286,101               $257,734
     Beginning balance
        Loans originated:                                    74,082                 46,787                 33,108
           One- to four-family (2)                           14,507                  3,977                  3,242
           Multi-family                                       6,010                  3,540                    160
           Commercial                             -----------------      -----------------      -----------------
              Total loans originated                         94,599                 54,304                 36,510
        Loans purchased:
           Mortgage loans                                    80,754                 29,941                 33,320
           Consumer loans                                         -                 10,682                      -
                                                  -----------------      -----------------      -----------------
              Total                                         472,908                381,028                327,564
     Less:
        Principal repayments                                 94,343                 61,019                 33,216
        Sales of loans                                       19,366                 19,526                  5,644
        Transfer to REO                                       2,265                  2,928                  2,603
                                                  -----------------      -----------------      -----------------

                                                            356,934                297,555                286,101
     Total loans                                                100                    391                    230
        Loans held for sale                       -----------------      -----------------      -----------------

     Ending balance, loans held
        for investment                                     $356,834               $297,164               $285,871
                                                  =================      =================      =================

     ----------------------------------------------------------------
     (1) Gross loans includes loans receivable held for investment and loans held for sale, net of deferred loan fees, undisbursed loan funds and unamortized premiums and discounts.
     (2)  Consumer loans originated are included in one- to four-family loans.


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

     At June 30, 1999, the Association's total loans outstanding were $356.1 million, of which $279.9 million or 78.6% were one- to four-family residential mortgage loans. Of the one-to four-family residential mortgage loans outstanding at that date, 25.6% were fixed-rate loans, and 74.4% were adjustable-rate mortgage loans. The Association's adjustable-rate mortgage loans are generally indexed to COFI and the CMT. The Association currently offers a number of adjustable-rate mortgage loan programs with interest rates which adjust monthly, semi-annually, or annually. A portion of the Association's adjustable-rate mortgage loans have introductory terms of three or five years and at the end of such period will adjust either monthly or annually according to their terms. The Association's adjustable-rate mortgage loans generally provide for periodic and overall caps on the increase or decrease in interest rate at any adjustment date and over the life of the loan. At June 30, 1999, the Association had no one- to four-family adjustable-rate mortgage loans with interest rates that were between 0 to 200 basis points below their lifetime caps, $31.8 million that were between 200 to 400 basis points below their lifetime caps, with the remainder having interest rates that were more than 400 basis points below their lifetime caps. The Association currently has $75.6 million in mortgage loans that may be subject to negative amortization. The negative amortization is currently capped at up to 115% of the original loan amount. Negative amortization involves a greater risk to the Association because during a period of high interest rates, the loan principal may increase above the amount originally advanced. However, the Association believes that the risk of default may be reduced by negative amortization caps, underwriting criteria and the stability provided by payment schedules.

     Of the Association's one- to four-family mortgage loans, $55.8 million, or 19.9%, were secured by non-owner-occupied residences. Loans secured by non-owner-occupied properties are generally considered to involve a higher degree of credit risk than loans secured by owner-occupied properties because payment is generally dependent upon the property producing sufficient income to cover debt service and any operating expenses.

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

     Multi-Family Lending. The Association originates multi-family mortgage loans generally secured by five- to thirty-six unit apartment buildings located in the Association's primary market area. As a result of uncertain market conditions in its primary market area, the Association currently originates multi-family loans on a limited and highly selective basis. In reaching its decision on whether to make a multi-family loan, the Association considers the qualifications of the borrower as well as the underlying property. Some of the factors to be considered are: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value. Pursuant to the Association's current underwriting policies, a multi-family adjustable-rate mortgage loan may only be made in an amount up to 75% of the appraised value of the underlying property. Subsequent declines in the real estate values in the Association's primary market area have resulted in some increase in the loan-to-value ratio on some mortgage loans. In addition, the Association generally requires a minimum debt service ratio of 115%. Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans. The Association's multi-family loan portfolio at June 30, 1999 totaled $46.4 million.

     When evaluating the qualifications of the borrower for a multi-family loan, the Association considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Association's lending experience with the borrower. The Association's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Association generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. The Association's largest multi-family loan at June 30, 1999, had an outstanding balance of $1.5 million, was current at that date and is secured by a 24-unit apartment complex.

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

     Commercial Real Estate Lending. The Association originates commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings or retail facilities located in the Association's primary market area. The Association's underwriting procedures provide that commercial real estate loans be made in amounts up to the lesser of 75% of the appraised value of the property, or at the Association's current loans-to-one borrower limit. These loans may be made with terms up to thirty years for adjustable-rate loans and are indexed to CMT or COFI. The Association's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Association considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Association has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 115%. The largest commercial real estate loan in the Association's portfolio at June 30, 1999, had an outstanding balance of $1.7 million, was current at that date and is secured by an office building. At June 30, 1999, the Association's commercial real estate loan portfolio was $23.9 million or 6.7% of total loans. The Association currently originates commercial real estate loans on a limited and highly selective basis in its primary market area.

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

     The Association may purchase or participate in multi-family loans from other financial institutions. As part of the review process, the loans being purchased or the loan participations being entered into are appraised and must meet the same underwriting standards as loans processed internally. During the year ended June 30, 1999, the Association purchased $5.3 million of multi-family loans from another financial institution, and currently has $2.9 million in multi-family loan participations with other financial institutions.

     Construction and Land Lending. The Association has in the past originated loans for the acquisition and development of property to contractors and individuals in its primary market area. The Association's construction loans primarily have been made to finance the construction of one- to four-family, owner-occupied residential properties. These loans were primarily adjustable-rate loans with maturities of one year or less. The Association is not currently originating construction and land loans but may in the future depending on market conditions. At June 30, 1999, the Association had no construction or land loans outstanding.

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

     Consumer Lending. The Association originates consumer loans such as lines of credit and loans secured by savings accounts. The total amount comprising these two product types is less than 0.1% of the Association's loan portfolio. The Association purchased a portfolio of home equity lines of credit (HELOCs) from another financial institution in December 1997 which were primarily approved based upon the credit worthiness of the borrower and also had a lien placed on the borrower's property, usually as a second lien. The loan-to-values of this portfolio of loans generally were in excess of 100%. Loans which met the Association's underwriting requirements were selected for purchase. The HELOCs have interest rates indexed primarily to COFI and LIBOR, with margins of 9.95% and adjust monthly. The maximum lines granted were generally for $25,000. The borrower is generally allowed to draw on the line of credit for a period of ten year to fifteen years after which time the loan is converted to a fixed term loan with no further access to the line. The Association's HELOC portfolio of $5.6 million represents approximately 1.6% of its total loan portfolio.

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

     Loan Servicing. The Association also services mortgage loans for others. All of the loans currently being serviced for others are loans which have been sold by the Association. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. At June 30, 1999, the Association was servicing $87.4 million of loans for others.

     Delinquencies and Classified Assets. The Board of Directors performs a monthly review of all delinquent loans 90 days or more past due. In addition, management reviews on an ongoing basis all loans 15 or more days delinquent.
The procedures taken by the Association with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Association takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Association generally sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. If the loan is still not brought current and it becomes necessary for the Association to take legal action, which typically occurs after a loan is delinquent at least 30 days or more, the Association will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.

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

     When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the net exposure of the asset so classified or to charge off the amount of the asset, taking into consideration the collateral value, if any, of the asset.

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

     The Association's Internal Asset Review is conducted by an employee independent of the loan origination and loan servicing functions. This individual reviews and classifies the Association's assets monthly and reports the results of its review to the Board of Directors. The Association classifies assets in accordance with the management guidelines described above. Real Estate Owned ("REO") is classified as Substandard. At June 30, 1999, the Association had $1.2 million of assets classified as Special Mention, $5.1 million of assets classified as Substandard, and $37,000 in assets classified as Loss. Loans classified as Special Mention are a result of past delinquencies or other identifiable weaknesses. At June 30, 1999, the largest loan classified as Special Mention had a loan balance of $230,000.

     The Association generally requires appraisals on an annual basis on foreclosed properties and, to the extent necessary, on impaired loans. The Association conducts external inspections on foreclosed properties and certain other properties as deemed necessary.

     The following table sets forth delinquencies in the Association's loan portfolio as of the dates indicated:

                                                 At June 30, 1999                                      At June 30, 1998
                            -----------------------------------------------   ---------------------------------------------------
                                   60-89 Days            90 Days or More              60-89 Days               90 Days or More
                            ----------------------   ----------------------   ------------------------   ------------------------
                                        Principal                Principal                  Principal                  Principal
                              Number     Balance       Number     Balance       Number       Balance       Number       Balance
                             of Loans    of Loans     of Loans    of Loans     of Loans      of Loans     of Loans      of Loans
                            ---------- -----------   ---------- -----------   ----------   -----------   ----------   -----------
                                                                        (Dollars in thousands)
One- to four-family              1     $     94           7     $   1,406          1       $    206           9       $   1,215
Multi-family                     -            -           -             -          -              -           1             570
Commercial                       -            -           -             -          -              -           -               -
Consumer loans                   3           30           7           118          3             59           9             126
                            ------     --------      ------     ---------     ------       --------      ------       ---------
  Total                          4     $    124          14     $   1,524          4       $    265          19       $   1,911
                            ======     ========      ======     =========     ======       ========      ======       =========
Delinquent loans to total
  gross loans                 0.13%        0.03%       0.44%         0.43%      0.13%          0.09%       0.63%           0.64%

                                                At June 30, 1997
                            -----------------------------------------------------
                                      60-89 Days              90 Days or More
                            -----------------------------------------------------
                                          Principal                 Principal
                              Number       Balance      Number       Balance
                             of Loans     of Loans     of Loans     of Loans
                            ----------   ----------   ----------   ----------
                                             (Dollars in thousands)
One- to four-family                3     $   834             12      $   1,699
Multi-family                       -           -              -              -
Commercial                         -           -              -              -
Consumer loans                     -           -              -              -
                            --------     -------      ---------      ---------
  Total                            3     $   834             12      $   1,699
                            ========     =======      =========      =========
Delinquent loans to total
  gross loans                   0.11%       0.29%          0.46%          0.59%

     Non-Accrual and Past-Due Loans. The following table sets forth information regarding non-accrual loans, troubled-debt restructurings and REO. There were two troubled-debt restructured loans within the meaning of SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, and 5 REO properties at June 30, 1999. It is the policy of the Association to cease accruing interest on loans 90 days or more past due. For the years ended June 30, 1999, 1998, 1997, 1996 and 1995, respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $80,000, $101,000, $77,000, $118,000 and $126,000, none of which was recognized. For the same periods, the amount of interest income recognized on troubled debt restructurings was $35,000, $55,000, $55,000, $58,000 and $55,000, respectively.

                                                                                 At June 30,
                                          --------------------------------------------------------------------------------------
                                                1999              1998              1997              1996              1995
                                          --------------    --------------    --------------    --------------    --------------
                                                                           (Dollars in thousands)
Non-accrual loans:
  Residential real estate:
    One- to four-family                          $ 1,406            $1,215            $1,699            $  821            $1,507
    Multi-family                                       -               570                 -               473                 -
  Construction and land                                -                 -                 -                 -               415
  Commercial                                           -                 -                 -               668                 -
  Consumer                                           118               126                 -                 -                 -
                                          --------------    --------------    --------------    --------------    --------------
    Total                                          1,524             1,911             1,699             1,962             1,922
REO, net(3)                                          827             1,902             1,150             1,489               822
                                          --------------    --------------    --------------    --------------    --------------
    Total non-performing assets                  $ 2,351            $3,813            $2,849            $3,451            $2,744
                                          --------------    --------------    --------------    --------------    --------------
Restructured loans                               $   446            $  761            $  771            $1,130            $1,545
                                          ==============    ==============    ==============    ==============    ==============
Allowance for loan losses as a percent
  of gross loans receivable(1)                      0.52%             0.48%             0.44%             0.41%             0.36%
Allowance for loan losses as a percent
  of total non-performing loans(2)                121.06%            74.56%            74.34%            53.92%            41.21%
Non-performing loans as a percent
  of gross loans receivable(1)(2)                   0.43%             0.64%             0.59%             0.76%             0.88%
Non-performing assets as a percent
  of total Company assets(2)                        0.50%             0.93%             0.70%             1.03%             1.00%

------------------------------------------
(1) Gross loans includes loans receivable held for investment and loans receivable held for sale, less undisbursed loan funds, deferred loan fees and unamortized premiums and discounts.
(2) Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of non-accrual loans.
(3)  REO balances are shown net of related loss allowances.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to make additional provisions for loan losses based upon judgments different from those of management. As of June 30, 1999, the Association's allowance for loan losses was 0.52% of gross loans as compared to 0.48% as of June 30, 1998. The Association had non-accrual loans of $1.5 million and $1.9 million at June 30, 1999 and June 30, 1998, respectively. The Association will continue to monitor and modify its allowances for loan losses as conditions dictate.

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

     At June 30, 1999, for those loans which are reviewed individually for impairment, the Company had classified none of such loans as impaired with no specific reserves as determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. At June 30, 1998, for those loans which are reviewed individually for impairment, the Company had classified $569,000 of its loans as impaired with $100,000 in specific reserves and none with no specific reserves. In addition, the Company has $1.5 million and $1.3 million at June 30, 1999 and 1998, respectively, in impaired loans which were collectively evaluated for impairment with $238,000 in reserves set aside as of June 30, 1999 and no reserves as of June 30, 1998. The average recorded investment in impaired loans, inclusive of those evaluated collectively, during the years ended June 30, 1999, 1998, and 1997 was approximately $1.9 million, $2.9 million, and $1.6 million, respectively. Interest income on impaired loans of $34,000, $28,000, and $28,000 was recognized for cash payments received in the years ended June 30, 1999, 1998, and 1997.

     The following table sets forth activity in the Association's allowance for loan losses for the periods set forth in the table.

                                                                         At or For the Year Ended June 30,
                                              ------------------------------------------------------------------------------------
                                                   1999              1998              1997              1996              1995
                                              ------------      ------------      ------------      ------------      ------------
                                                                                  (In thousands)
Balance at beginning of period                  $    1,425         $   1,263         $   1,058        $      792      $     562
Provision for loan losses                              969               735               557               575            483
Charge-offs:
  Real Estate:
    One- to four-family                                (98)             (545)             (343)             (299)          (247)
    Multi-family                                      (142)                -                 -                 -              -
    Commercial                                           -                 -                 -                 -              -
    Construction and land                                -                 -                 -                 -              -
  Consumer                                            (324)              (28)               (9)              (11)           (11)
                                                ----------         ---------         ---------        ----------      ---------
        Total                                         (564)             (573)             (352)             (310)          (258)
Recoveries                                              15                 -                 -                 1              5
                                                ----------         ---------         ---------        ----------      ---------
Balance at end of period                        $    1,845         $   1,425         $   1,263        $    1,058      $     792
                                                ==========         =========         =========        ==========      =========

     The following table sets forth the Association's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                        At June 30,
                      -------------------------------------------------------------------------------
                                       1999                                     1998
                      ---------------------------------------   -------------------------------------
                                                  Percent of                               Percent of
                                   Percent of      Loans in                Percent of       Loans in
                                   Allowance         Each                   Allowance         Each
                                   to Total      Category to                to Total      Category to
                       Amount      Allowance     Total Loans     Amount     Allowance     Total Loans
                     ----------   -----------   -------------  ----------  ------------  ------------
One- to
 four-family          $     734        39.79%          78.59%   $    616          43.23%      85.04%

Multi-family                469        25.42           13.03         397          27.86        9.93

Commercial                   99         5.37            6.71          89           6.25        4.00

Construction
 and land                     -         0.00            0.00           -           0.00        0.00

Consumer                    439        23.79            1.67         162          11.37        3.03

Unallocated                 104         5.63               -         161          11.29           -
                     -----------  ------------   ------------  -----------  -----------   -----------

 Total               $    1,845       100.00%         100.00%    $ 1,425         100.00%     100.00%
                     ===========  ============   ============  ===========  ===========   ===========

                                                           At June 30,
                     --------------------------------------------------------------------------------
                                        1997                                     1996
                     ----------------------------------------   -------------------------------------
                                                 Percent of                               Percent of
                                   Percent of     Loans in                  Percent of     Loans in
                                   Allowance       Each                     Allowance        Each
                                   to Total      Category to                to Total      Category to
                       Amount      Allowance     Total Loans     Amount     Allowance     Total Loans
                     ---------   -------------  --------------  ---------- ------------  ------------
                                                 (Dollars in thousands)
One- to
 four-family          $  994         78.70%        87.29%       $  696         65.79%         87.82%

Multi-family             164         12.99          9.50           195         18.43           8.40

Commercial                95          7.52          3.02           153         14.46           3.61

Construction
 and land                  -          0.00          0.00             -          0.00           0.00

Consumer                  10          0.79          0.19            14          1.32           0.17

Unallocated                -             -             -             -             -              -
                     ----------   -----------   -----------   -----------   -----------   -----------

 Total               $ 1,263        100.00%       100.00%      $ 1,058        100.00%        100.00%
                     ==========   ===========   ===========   ===========   ===========   ===========
                     ------------------------------------
                                      1995
                     ------------------------------------
                                              Percent of
                                Percent of     Loans in
                                 Allowance      Each
                                  to Total   Category to
                       Amount    Allowance   Total Loans
                     ---------  -----------  ------------
One- to
 four-family          $  466         58.84%        85.82%

Multi-family             105         13.26          9.34

Commercial               166         20.96          4.37

Construction
 and land                 42          5.30          0.19

Consumer                  13          1.64          0.28

Unallocated                -             -             -
                     ----------   -----------  -----------

Total                 $  792        100.00%       100.00%
                     ==========   ===========  ===========

     Real Estate Owned. At June 30, 1999, the Association had $827,000 of real estate owned ("REO") as compared to $1,902,000 of REO, net of reserves at June 30, 1998. The $1.1 million decrease was due primarily to the sale of REO during the year ended June 30, 1999. If the Association acquires any REO, it is initially recorded at the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Association provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Association to obtain an appraisal on all real estate acquired through foreclosure at the time of possession.

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

     The investment policy of the Company as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. Specifically, the Company's policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The Company's policies provide the authority to invest in marketable equity securities meeting the Company's guidelines and in mortgage-backed securities guaranteed by the U.S. government and agencies thereof and other financial institutions. The Company's policies provide that all investment purchases must be approved by two officers (either a Senior Vice President, Executive Vice President or the President) and be ratified by the Board of Directors. At June 30, 1999, the Company had federal funds sold and other short-term investments, investment securities and mortgage-backed securities in the aggregate amount of $93.3 million with a market value of $92.6 million.

     At June 30, 1999, the Company had $25.8 million in investment securities consisting primarily of U.S. agency securities and investments in an adjustable rate mortgage-backed mutual fund and a money market fund investing in short-term securities. At June 30, 1999, the majority of the Company's $62.6 million of mortgage-backed securities were insured or guaranteed by either FNMA, GNMA or FHLMC, including $24.9 million in mortgage-backed securities available for sale. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

     The following table sets forth the composition of the Company's mortgage-backed securities portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                                                   At June 30,
                                                 --------------------------------------------------------------------------
                                                             1999                     1998                     1997
                                                 --------------------------   ----------------------  ---------------------
                                                                  Percent                  Percent                  Percent
                                                      Amount     of Total      Amount     of Total      Amount     of Total
                                                 ------------- ------------   --------- ------------  ---------- ----------
                                                                             (Dollars in thousands)
Mortgage-backed securities:
  FHLMC                                               $ 3,360        5.43%     $11,163       19.16%     $29,236       39.00%
  FNMA                                                  2,024        3.27        7,118       12.22       13,449       17.94
  GNMA                                                 47,394       76.62       38,106       65.42       29,213       38.97
  Other                                                 9,082       14.68        1,863        3.20        3,061        4.09
                                                 ------------- ------------  ---------- ------------  ---------- ----------
        Total mortgage-backed securities               61,860      100.00%      58,250      100.00%      74,959      100.00%
                                                               ============             ============             ==========
Plus:
  Unamortized premium, net                                728                    1,069                    1,277
                                                 -------------               ----------               ----------
        Total mortgage-backed securities, net          62,588                   59,319                   76,236
Less:
  Mortgage-backed securities available
    for sale:
    FHLMC                                                 361                    5,311                   21,908
    FNMA                                                1,984                    7,965                   13,445
    GNMA                                               22,526                   15,050                        -
    Other                                                   -                    1,057                    1,811
                                                 -------------               ----------               ----------
Mortgage-backed securities
  available for sale                                   24,871                   29,383                   37,164
                                                 -------------               ----------               ----------
Mortgage-backed securities
  held to maturity                                    $37,717                  $29,936                  $39,072
                                                 =============               ==========               ==========

     The following table sets forth the Company's mortgage-backed securities activities for the periods indicated:

                                                                                    For the Year Ended June 30,
                                                                     ------------------------------------------------------
                                                                           1999                1998                1997
                                                                     --------------      --------------      --------------
                                                                                          (In thousands)
    Beginning balance                                                      $ 59,319            $ 76,236             $44,315
       Mortgage-backed securities purchased - held to maturity               20,004                   -              15,451
       Mortgage-backed securities purchased - available for sale             15,106              15,281              35,229
       Less:
         Principal repayments                                               (24,036)            (15,510)             (8,935)
         Sale of mortgage-backed securities available for sale               (6,928)            (16,566)             (9,866)
         (Loss) gain on sale of mortgage-backed securities                       (1)                 33                 161
         Amortization of (premium) discount, net                               (424)               (311)               (209)
         Change in net unrealized (loss) gain on available for sale            (452)                156                  90
                                                                     --------------      --------------      --------------
    Ending balance                                                         $ 62,588            $ 59,319             $76,236
                                                                     ==============      ==============      ==============

     The following table sets forth certain information regarding the carrying and market value of the Company's mortgage-backed securities at the dates indicated:

                                                                       At June 30,
                                    ---------------------------------------------------------------------------------------
                                               1999                           1998                          1997
                                    ---------------------------   ---------------------------   ---------------------------
                                       Carrying        Market        Carrying        Market        Carrying        Market
                                        Value          Value          Value          Value          Value          Value
                                    ------------   ------------   ------------   ------------   ------------   ------------
                                                                     (In thousands)
Mortgage-backed securities:
Held to maturity:
    FNMA                                 $    67        $    68        $   106        $   109        $   208        $   211
    FHLMC                                  3,071          3,046          5,178          5,187          7,745          7,715
    GNMA                                  25,424         24,917         23,829         23,973         29,842         29,575
    Other                                  9,155          8,953            823            820          1,277          1,282
                                    ------------   ------------   ------------   ------------   ------------   ------------
        Total held to maturity            37,717         36,984         29,936         30,089         39,072         38,783
                                    ------------   ------------   ------------   ------------   ------------   ------------
  Available for sale:
    FNMA                                   1,984          1,984          7,965          7,965         13,445         13,445
    FHLMC                                    361            361          5,311          5,311         21,908         21,908
    GNMA                                  22,526         22,526         15,050         15,050              -              -
    Other                                      -              -          1,057          1,057          1,811          1,811
                                    ------------   ------------   ------------   ------------   ------------   ------------
      Total available for sale            24,871         24,871         29,383         29,383         37,164         37,164
                                    ------------   ------------   ------------   ------------   ------------   ------------
        Total mortgage-backed
          securities                     $62,588        $61,855        $59,319        $59,472        $76,236        $75,947
                                    ============   ============   ============   ============   ============   ============

     The following table sets forth certain information regarding the carrying and market values of the Company's federal funds sold and other short-term investments and investment securities at the dates indicated:

                                                                       At June 30,
                                    ---------------------------------------------------------------------------------------
                                               1999                           1998                          1997
                                    ---------------------------   ---------------------------   ---------------------------
                                       Carrying        Market        Carrying        Market        Carrying        Market
                                        Value          Value          Value          Value          Value          Value
                                    ------------   ------------   ------------   ------------   ------------   ------------
                                                                     (In thousands)
Federal funds sold and other
  short-term investments                 $ 4,940        $ 4,940        $16,202        $16,202        $18,600        $18,600
                                    ------------   ------------   ------------   ------------   ------------   ------------
Investment securities:
  Available for sale:
    U.S. government and federal
      agency obligations                   8,831          8,831          8,239          8,239          9,473          9,473
    Mutual and money market funds         12,467         12,467         10,982         10,982          2,994          2,994
    Other equities and bonds               4,518          4,518              -              -              -              -
                                    ------------   ------------   ------------   ------------   ------------   ------------
        Total available for sale          25,816         25,816         19,221         19,221         12,467         12,467
                                    ------------   ------------   ------------   ------------   ------------   ------------
    Total investment securities          $30,756        $30,756        $35,423        $35,423        $31,067        $31,067
                                    ============   ============   ============   ============   ============   ============

     The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's federal funds sold and other short-term investments and investment securities as of June 30, 1999.

                                                                             At June 30, 1999
                                           ---------------------------------------------------------------------------------------
                                                                  More than One Year    More than Five Years
                                             One Year or Less        to Five Years         to Ten Years       More than Ten Years
                                           --------------------   -------------------   --------------------  -------------------
                                                       Weighted              Weighted               Weighted             Weighted
                                           Carrying    Average    Carrying   Average     Carrying   Average   Carrying   Average
                                            Value       Yield      Value      Yield       Value      Yield     Value      Yield
                                           --------    --------   --------   --------   ---------   --------  --------  ---------
                                                                            (Dollars in thousands)
Federal funds sold and other short-term
  investments                              $  4,940        5.12%  $      -       0.00%  $       -     0.00%   $              0.00%
                                           --------               --------              ---------             --------
Investment securities:
  Held to maturity:
    U.S. government and federal agency
      obligations                                 -                      -                      -                    -
                                           --------               --------              ---------             --------
      Total held to maturity                      -        0.00%         -       0.00%          -     0.00%          -       0.00%
                                           --------               --------              ---------             --------
  Available for sale:
    Money market funds and adjustable
      interest rate mutual funds             12,467        4.95%         -                      -                    -
    U.S. government and federal agency
      obligations                                 -                  6,875       6.02%      1,956     6.13%          -
    Other                                         -                      -                  2,283     7.01%      2,235       6.22%
      Total available for sale               12,467        4.95%     6,875       6.02%      4,239     6.60%      2,235       6.22%
                                           --------               --------              ---------             --------
Total investment securities                $ 12,467        4.95%  $  6,875       6.02%  $   4,239     6.60%   $  2,235       6.22%
                                           ========               ========              =========             ========

                                                  ---------------------

                                                          Total
                                                  ---------------------
                                                               Weighted
                                                  Carrying     Average
                                                   Value        Yield
                                                  --------     --------
Federal funds sold and other short-term
  investments                                     $  4,940         5.12%
                                                  --------
Investment securities:
  Held to maturity:
    U.S. government and federal agency
      obligations                                        -
                                                  --------
      Total held to maturity                             -         0.00%
                                                  --------
  Available for sale:
    Money market funds and adjustable
      interest rate mutual funds                    12,467         4.95%
    U.S. government and federal agency
      obligations                                    8,831         6.04%
    Other                                            4,518         6.62%
                                                  --------
      Total available for sale                      25,816         5.62%
                                                  --------
Total investment securities                       $ 25,816         5.62%
                                                  ========

Sources of Funds

  General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are primary sources of the Association's funds for use in lending, investing and for other general purposes.

  Deposits. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association's deposits consist of passbook savings, NOW accounts, checking accounts, money market accounts and certificates of deposit. For the year ended June 30, 1999, certificates of deposit constituted 61.9% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Association's deposits are obtained predominantly from the areas in which its branch offices are located. During the year ended June 30, 1997, the Association acquired $20.2 million in deposits from another institution. The Association relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Association nor has the Association since 1992 used brokers to obtain deposits.

  The following table presents the deposit activity of the Association for the periods indicated:

                                                                       For the Year Ended June 30,
                                                  --------------------------------------------------------------------
                                                          1999                     1998                    1997
                                                  -------------------     -------------------      -------------------
                                                                         (Dollars in thousands)
Net deposits (withdrawals)                              $16,385                 $(5,429)                 $23,345
Deposits acquired by branch purchase                          -                       -                   20,159
Interest credited on deposit accounts                    12,440                  12,371                   10,796
                                                  -------------------     -------------------      -------------------
Total increase in deposit accounts                      $28,825                 $ 6,942                  $54,300
                                                  ===================     ===================      ===================


       At June 30, 1999, the Association had $57.0 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                                              Weighted
                 Maturity Period                               Amount                       Average Rate
--------------------------------------------------       -------------------          ------------------------
                                                                      (Dollars in thousands)
Three months or less                                           $13,418                           5.08%
Over three through six months                                   12,957                           4.83%
Over six through 12 months                                      26,737                           4.94%
Over 12 months                                                   3,914                           5.56%
                                                         -------------------          ------------------------
    Total                                                      $57,026                           4.99%
                                                         ===================          ========================

    The following table sets forth the distribution of the Association's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                                       For the Year Ended June 30,
                                --------------------------------------------------------------------------------------------------
                                                1999                               1998                           1997
                                --------------------------------------------------------------------------------------------------
                                               Percent                            Percent                        Percent
                                               of Total   Weighted                of Total   Weighted            of Total   Weighted
                                  Average      Average    Average     Average     Average    Average   Average   Average    Average
                                  Balance      Deposits    Rate       Balance     Deposits     Rate    Balance   Deposits    Rate
                                -----------  ----------- --------    ---------   ---------- ---------  -------- ---------  --------
                                                                            (Dollars in thousands)
Money market savings account     $ 67,399        21.7%      4.55%    $ 31,291      10.7%      4.37%    $ 13,334     5.2%     3.70%
Passbook accounts                  18,413         5.9       1.99       18,516       6.3       2.04       17,432     6.7      2.00
NOW accounts                       21,165         6.8       1.13       21,171       7.3       1.46       20,249     7.8      1.38
Non interest-bearing accounts      11,408         3.7       0.00        7,879       2.7       0.00        3,998     1.6      0.00
                                 --------    --------                --------    ------                --------  ------
  Total                           118,385        38.1%      3.10%      78,857      27.0%      2.60%      55,013    21.3%     2.04%
                                 --------    --------                --------    ------                --------  ------

Certificate accounts:
  Less than six months              8,596         2.8%      4.09%       9,941       3.4%      4.28%      14,487     5.6%     4.09%
  Over six through 12 months       36,627        11.8       4.78       46,615      16.0       5.27       54,112    20.9      5.45
  Over 12 through 24 months       120,774        38.8       5.16      126,606      43.4       5.54       99,151    38.3      5.49
  Over 24 months                   26,406         8.5       5.73       29,144      10.0       5.80       34,987    13.5      5.77
  Local agency certificates            92         0.0       5.10          438       0.2       5.19        1,007     0.4      5.26
                                 --------    --------                --------    ------                --------  -------
    Total certificate accounts    192,495        61.9%      5.13%     212,744      73.0%      5.44%     203,744    78.7%     5.44%
                                 --------    --------                --------    ------                --------  -------
    Total average deposits       $310,880       100.0%      4.36%    $291,601     100.0%      4.67%    $258,757   100.0%     4.71%
                                 ========    ========                ========    ======                ========  ======


  The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at June 30, 1999.

                                         Period to Maturity from June 30, 1999                              At June 30,
                       ------------------------------------------------------------------------------------------------------------
                           Less than     One to        Two to        Three to      Four to
                           One Year     Two years    Three years    Four years    Five years      1999         1998         1997
                       -------------   ----------   ------------    ----------    ----------   ----------   ----------   ----------
                                                                        (In thousands)
Certificate accounts:

0 to 4.00%             $       5,591    $       -    $         -    $        -     $       -   $    5,591   $    3,946   $        -
4.01 to 5.00%                118,767        4,706            272             -           631      124,376       34,212       25,557
5.01 to 6.00%                 38,734        3,865          2,756         2,746           836       48,937      141,728      176,487
6.01 to 7.00%                  4,656          494          1,410           382             -        6,942       19,192       19,748
7.01 to 8.00%                     75          146              -             -             -          221          374          604
                       -------------    ---------    -----------    ----------     ---------   ----------   ----------   ----------
  Total                $     167,823    $   9,211    $     4,438    $    3,128     $   1,467   $  186,067   $  199,452   $  222,396
                       =============    =========    ===========    ==========     =========   ==========   ==========   ==========

Borrowings

     From time to time the Association has obtained advances from the FHLB as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances are collateralized primarily by certain of the Association's mortgage loans and mortgage-backed securities and secondarily by the Association's investment in capital stock of the FHLB. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Association, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. During the year ended June 30, 1999, the Association repaid approximately $38.0 million in FHLB advances. At June 30, 1999, the Association had $108.0 million in outstanding advances from the FHLB.

     The following table sets forth certain information regarding the Association's borrowed funds from the FHLB at or for the periods ended on the dates indicated:

                                                                              At or For the Years Ended June 30,
                                                         -------------------------------------------------------------------------
                                                                  1999                       1998                       1997
                                                         -------------------        -------------------        -------------------
                                                                                   (Dollars in thousands)
FHLB advances:
  Average balance outstanding                                       $ 97,110                    $72,722                    $73,513
  Maximum amount outstanding at
    any month-end during the period                                  108,017                     75,876                     78,172
  Balance outstanding at end of period                               108,002                     70,543                     77,907
  Weighted average interest rate during the period                      5.68%                      6.28%                      6.25%
  Weighted average interest rate at end of period                       5.41%                      6.21%                      6.27%

     As part of its funding strategy, the Company may obtain funds from approved securities dealers through securities sold under agreements to repurchase. The collateral used in such borrowings is normally agency securities or mortgage-backed securities. At June 30, 1999, the Company had no outstanding borrowings. During the year ended June 30, 1999, the Company repaid approximately $10.3 million of such borrowings.

   The following table sets forth certain information regarding the Association's borrowed funds from securities sold under agreements to repurchase at or for the periods ended on the dates indicated:

                                                                          At or For the Years Ended June 30,
                                                     -------------------------------------------------------------------------
                                                              1999                       1998                       1997
                                                     -------------------        -------------------        -------------------
                                                                               (Dollars in thousands)
Securities sold under agreements to repurchase
  Average balance outstanding                                    $ 3,831                     $6,528                     $8,729
  Maximum amount outstanding at any
    month-end during the period                                   10,300                      9,450                      9,600
  Balance outstanding at end of period                                 -                      6,000                      9,430
  Weighted average interest rate during the
   period                                                           5.62%                      6.04%                      5.93%
  Weighted average interest rate at end of period                      -                       6.05%                      5.95%


Subsidiary Activities

   First Covina Service Company, a wholly-owned subsidiary of the Association, acts as trustee for deeds of trust on behalf of the Association and offers non-insured investment products such as tax-deferred annuities and mutual funds through licensed representatives. The assets of First Covina primarily consist of a $625,000 loan to the Association. Other than interest on the note to the Association, First Covina Service Company earns commissions on the sale of tax-deferred annuities and mutual funds.

Personnel

   As of June 30, 1999, the Company had 83 full-time employees and 32 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.


REGULATION AND SUPERVISION

General

   As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Association is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Association is a member of the Federal Home Loan Bank ("FHLB") and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Association's safety and soundness and compliance with various regulatory requirements. This regulation and supervision established a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Association and their operations. Certain of the regulatory requirements applicable to the Association and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this proxy statement does not purport to be a complete description of such statutes and regulations and their effects on the Company and the Association.

Holding Company Regulation

   The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to be a qualified thrift lender. See "Federal Savings Institution Regulation--QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

   A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the Company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

   The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

   Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below. The Association must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

   Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for a federal association, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

   Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

   The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier I) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

   The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At June 30, 1999, the Association met each of its capital requirements.

   The following table presents the Association's capital position at June 30, 1999.

                                                                     Excess                      Capital
                                                                                  ----------------------------------
                                Actual           Required         (Deficiency)          Actual            Required
                                Capital           Capital            Amount            Percent            Percent
                           ---------------   ---------------   ---------------    ---------------    ---------------
                                                             (Dollars in thousands)
Tangible                       $30,994           $ 7,034            $23,960             6.61%              1.50%
Core (Leverage)                 30,994            14,068             16,926             6.61               3.00
Risk-based                      32,601            19,544             13,057            13.34               8.00

   Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

   Insurance of Deposit Accounts. Deposits of the Association are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

   In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1998, FICO payments for SAIF members, including the Association, approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid 1.22 basis points. By law, there will be equal sharing of FICO payments between SAIF and BIF members on the earlier of January 1, 2000 or the date the SAIF and BIF are merged. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association. Management cannot predict what insurance assessment rates will be in the future.

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

   Thrift Rechartering Legislation. Legislation enacted in 1996 provided that the BIF and SAIF were to have merged on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal savings association charter, create a uniform financial institutions charter, abolish the OTS and restrict savings and loan holding company activities have been introduced in Congress. The Association is unable to predict whether such legislation will be enacted or the extent to which the legislation would restrict or disrupt its operations.

   Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At June 30, 1999, the Association's limit on loans to one borrower was $4.6 million, and the Association's largest aggregate outstanding balance of loans to one borrower totaled $3.1 million.

   QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either quality as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain

"qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each 12 month period.

   A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 1999, the Association met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

   Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in 1998 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier I Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. At June 30, 1999, the Association was a Tier I Bank. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

   Liquidity. The Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

   Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report.

   Transactions with Related Parties. The Association's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

   The Association's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Association may make to such insiders based, in part, on the Association's capital position and requires certain board approval procedures to be followed.

   Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

   Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Reserve System

   The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board), the reserve requirement is 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement is $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Association complies with the foregoing requirements.


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

   Legislation enacted in 1996 repealed the special bad debt rules applicable to savings associations for taxable years beginning after December 31, 1995. Under these provisions, savings associations will follow the same rules for purposes of computing allowable bad debt deductions as banks, which allows an annual addition to the association's bad debt reserve under the experience method as long as total assets do not exceed $500 million, but does not allow for an addition based on the percentage of taxable income method.

   Under the 1996 Legislation, if a savings association converts to a bank or is merged into a bank, the association's bad debt reserve will not automatically be subject to recapture. Recapture of the grandfathered bad debt reserve would still occur in the event of certain distributions, redemptions or partial liquidations, as previously discussed. As of June 30, 1999, the Association's tax bad debt reserve grandfathered under the new law for which federal deferred taxes have not been provided totaled approximately $2.7 million. The Association does not intend to pay dividends or enter into any other type of transaction as noted above, that would result in the recapture of any portion of its grandfathered bad debt reserve.

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

                                                                     Original                                Net Book Value
                                                                       Year                                  of Property or
                                                     Leased           Leased            Date of                 Leasehold
                                                       or               or               Lease               Improvements at
                  Location                           Owned           Acquired          Expiration             June 30, 1999
---------------------------------------------   --------------   ---------------   -----------------      ------------------------
Administrative/Branch Office:

225 North Barranca Street                           Owned              1984                    -                  $1,347,000
West Covina, California  91791

Branch Offices:

Covina:
   144 North Second Avenue                          Owned              1952                    -                     107,000
   Covina, California  91723

Hacienda Heights:
   2233 South Hacienda Boulevard                    Owned              1970                    -                     454,000
   Hacienda Heights, California  91745

La Verne:
   2111 Bonita Avenue                               Owned              1972                    -                     176,000
   La Verne, California  91750

City of Industry:
   220 North Hacienda Boulevard                     Leased             1977              9/30/03(1)                        -
   City of Industry, California  91744

Arcadia:
   One East Foothill Boulevard                      Leased             1986             12/31/05                      18,000
   Arcadia, California  91006

North La Verne:
   1413 Foothill Boulevard                          Leased             1997              1/31/00                       7,000
   La Verne, California  91750

Duarte:
   1475 East Huntington Drive                       Leased             1997              6/30/05                      41,000
   Duarte, California  91010

---------------------------------------------
(1) The Association has options to extend the lease term for four consecutive five-year periods.


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


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     The Common Stock of SGV Bancorp, Inc., is traded over-the-counter on the NASDAQ Stock Market under the symbol "SGVB." To date, the Company has not paid a dividend to its shareholders. As of June 30, 1999, there were 192 holders of record of the Common Stock of the Company (not including the number of persons holding stock in nominee or street name through various nominee holders), and 2,176,323 shares outstanding. The following table sets forth for the quarters indicated the range of high and low bid price information for the common stock of the Company as reported on the NASDAQ National Market.

                                                         Year Ended June 30, 1999
                    -------------------------------------------------------------------------------------------------
                        4/th/ Quarter            3/rd/ Quarter            2/nd/ Quarter             1/st/ Quarter
                    --------------------     --------------------     --------------------     ----------------------
High                      19 3/4                   13 1/2                   13 1/4                    17 1/16
Low                       10 3/8                   10                       12                        11 1/2

                                                         Year Ended June 30, 1998
                    -------------------------------------------------------------------------------------------------
                        4/th/ Quarter            3/rd/ Quarter            2/nd/ Quarter             1/st/ Quarter
                    --------------------     --------------------     --------------------     ----------------------
High                      19                       18 1/4                   19 3/4                     17 7/8
Low                       17 1/4                   16                       17 1/8                     13 3/4


Item 6.  Selected Financial Data
--------------------------------

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF THE COMPANY

                                                                                   At June 30,
                                                 -----------------------------------------------------------------------------
                                                   1999             1998             1997             1996             1995
                                                 -----------------------------------------------------------------------------
                                                                                 (In thousands)
Selected Financial Condition Data:
Total assets                                     $468,730         $408,346         $409,340         $336,055         $273,396
Investment securities available for sale           25,816           19,221           12,467           14,904            1,000
Investment securities held to maturity                  -                -                -                -            3,200
Mortgage-backed securities
  available for sale                               24,871           29,383           37,164           16,614            3,614
Mortgage-backed securities
  held to maturity                                 37,717           29,936           39,072           27,701           15,735
Loans receivable held for sale                        100              391              230              723                -
Loans receivable held for investment, net (1)     354,989          295,739          284,608          255,953          217,399
Deposit accounts                                  324,106          295,281          288,339          234,039          204,264
FHLB advances                                     108,002           70,543           77,907           67,509           33,447
Stockholders' equity, substantially restricted     32,371           32,233           29,903           31,586           33,006

                                                                          For the Year Ended June 30,
                                         -----------------------------------------------------------------------------------------
                                                 1999              1998              1997              1996              1995
                                         -----------------   ---------------   ---------------   ---------------   ---------------
Selected Operating Data:
Interest income                          $          31,778   $        29,602   $        26,700   $        21,259   $        17,855
Interest expense                                    19,370            18,661            17,138            13,304            10,900
                                         -----------------   ---------------   ---------------   ---------------   ---------------
  Net interest income before provision
    for loan losses                                 12,408            10,941             9,562             7,955             6,955
Provision for loan losses                              969               735               557               575               483
                                         -----------------   ---------------   ---------------   ---------------   ---------------
  Net interest income after provision
    for loan losses                                 11,439            10,206             9,005             7,380             6,472
Other income                                         1,933             1,368             1,061               883               755
Other expenses                                       9,081             9,043             8,801             7,237             6,922
                                         -----------------   ---------------   ---------------   ---------------   ---------------
Earnings before income taxes                         4,291             2,531             1,265             1,026               305
Income taxes                                         1,743             1,044               534               432               128
                                         =================   ===============   ===============   ===============   ===============
Net earnings                             $           2,548   $         1,487   $           731   $           594   $           177
                                         =================   ===============   ===============   ===============   ===============
Earnings per share - basic               $            1.16   $          0.63   $          0.29   $          0.22          N/A
                                         =================   ===============   ===============   ===============   ===============
Earnings per share - diluted             $            1.13   $          0.60   $          0.29   $          0.22          N/A
                                         =================   ===============   ===============   ===============   ===============

Selected Financial Ratios and
Other Data (2):
Performance Ratios:
  Return on average assets                          0.57%              0.37%              0.20%              0.20%            0.07%
  Return on average equity                          8.04               4.80               2.38               1.81             1.16
  Average equity to average assets                  7.06               7.62               8.22              11.00             5.86
  Equity to total assets at end of period           6.91               7.89               7.31               9.40            12.07
  Average interest rate spread (3)                  2.54               2.40               2.27               2.28             2.61
  Net interest margin (4)                           2.88               2.78               2.65               2.76             2.79
  Average interest-earning assets to
    average interest-bearing liabilities          107.59             108.22             107.98             110.37           103.97
  General and administrative expenses
    to average assets (5)(8)                        2.08               2.19               2.40               2.33             2.58
Regulatory Capital Ratios:
  Tangible capital                                  6.61%              6.86%              6.34%              7.63%            9.04%
  Core capital                                      6.61               6.86               6.34               7.63             9.04
  Risk-based capital                               13.34              15.08              14.43              16.51            18.56
Asset Quality Ratios:
  Non-performing loans as a percent of
    gross loans receivable (6)(7)                   0.43%              0.64%              0.59%              0.76%            0.88%
  Non-performing assets as a percent
   of total assets (7)                              0.50               0.93               0.70               1.03             1.00
  Allowance for loan losses as a percent of
    gross loans receivable (6)                      0.52               0.48               0.44               0.41             0.36
  Allowance for loan losses as a percent of
    non-performing loans (7)                      121.06              74.56              74.34              53.92            41.21
Number of full-service customer facilities             8                  8                  8                  6                6

-------------------------------------------------------------
(1) The allowance for loan losses at June 30, 1999, 1998, 1997, 1996 and 1995 was $1,845,000, $1,425,000, $1,263,000, $1,058,000, and $792,000,
     respectively.
(2) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate.
(3) The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) The net interest margin represents net interest income as a percent of average interest-earning assets.
(5) Includes the one-time special assessment to recapitalize SAIF of $1.3 million in 1997.
(6) Gross loans receivable include loans receivable held for investment and loans held for sale, less undisbursed loan funds, deferred loan fees and unamortized discounts/premiums.
(7) Non-performing assets consist of non-performing loans and real estate acquired through foreclosure ("REO"). Non-performing loans consist of all loans 90 days or more past due. It is the Association's policy to cease accruing interest on all such loans.
(8) Excludes net gain (loss) on real estate acquired through foreclosure for periods ended June 30, 1999, 1998, 1997, 1996 and 1995 of $255,000,
     $(109,000), $157,000, $(271,000) and $(217,000), respectively.

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

   As of June 30, 1999, the Association's Sensitivity Measure, as measured by the OTS, was 2.13%. At that same date, the Sensitivity Measure as measured by the Association, was 1.62%. The differences between the two measurements is partially attributed to differences in assigning various prepayment rates, decay rates and discount rates. The Association compares the results from the OTS with its internally generated results and provides the Board of Directors a comparison to determine if there is any additional risk.

   In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from changes in interest rates. These measures are used in conjunction with NPV measures to identify potential interest rate risk. The Association projects net interest income for the next 12 month period, based upon certain specific assumptions. For the years ended June 30, 1999, 1998 and 1997, the forecasted net interest income in the existing rate environment (held constant for the period) for interest rate risk management purposes was $11.5 million, $10.2 million, and $8.1 million, respectively, compared to the actual net interest income recorded of $12.4 million, $10.9 million, and $9.6 million, respectively.

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

   The following table sets forth, at June 30, 1999 and June 30, 1998, an analysis of the Association's internal report of its interest rate risk measured by the estimated changes in the NPV resulting from instantaneous and sustained parallel shifts in the yield curve (300 basis points, measured in 100 basis point increments).


            Change in
          Interest Rates                                                 Net Portfolio Value - June 30, 1999
                                                      -----------------------------------------------------------------------
         In Basis Points                                                              Change                    Change
           (Rate Shock)                                       Amount                    $                         %
----------------------------------                    --------------------     --------------------      --------------------
                                                                              (Dollars in thousands)
               300                                            $26,429                $(14,378)                   (35.2)%
               200                                             32,065                  (8,742)                   (21.4)
               100                                             36,939                  (3,868)                    (9.5)
                --                                             40,807                       -                        -
              (100)                                            39,691                  (1,115)                    (2.7)
              (200)                                            39,976                    (831)                    (2.0)
              (300)                                            41,642                     836                      2.1

            Change in
          Interest Rates                                                 Net Portfolio Value - June 30, 1998
                                                      -----------------------------------------------------------------------
         In Basis Points                                                              Change                    Change
           (Rate Shock)                                       Amount                    $                         %
----------------------------------                    --------------------     --------------------      --------------------
                                                                              (Dollars in thousands)
               300                                            $29,977                $(10,133)                   (25.2)%
               200                                             35,258                  (4,852)                   (12.1)
               100                                             38,861                  (1,250)                    (3.1)
                --                                             40,111                       -                        -
              (100)                                            39,419                    (692)                    (1.7)
              (200)                                            40,939                     828                      2.1
              (300)                                            40,943                     832                      2.1

     At June 30, 1999, the Association was generally more sensitive to rising interest rates than was evident at June 30, 1998. The increased sensitivity was due to an overall increase in rates at June 30, 1999 as compared to June 30, 1998, the increase in the amount of fixed-rate loans in the Association's portfolio and the additional amount of short-term borrowings held at June 30, 1999 versus June 30, 1998. In regards to the higher level of short-term borrowings, the intent of the Association was to payoff a significant portion of such borrowings with the proceeds received from the acquisition of two branches from Citibank Savings. The deposits acquired from Citibank include approximately 36% in core deposits which are less sensitive to changes in interest rates and are expected to reduce the Association's change in NPV in rising rate environments.

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

(Dollars in thousands)                            Year 1       Year 2      Year 3      Year 4      Year 5     Thereafter
                                                ---------    ---------   ---------   ---------   ---------   ------------
Interest Sensitive Assets:
  Investments and Fed Funds                       $ 21,440     $     -     $ 2,000     $ 2,000     $ 5,000      $       -
     Average interest rate                            5.11%          -        6.52%       6.88%       6.65%             -

  Mortgage-backed securities - fixed-rate            6,698       5,842       5,085       4,433       3,758         23,586
     Average interest rate                            7.07%       7.07%       7.08%       7.08%       7.10%          7.17%

  Mortgage-backed securities - adjustable rate      12,911           -           -           -           -              -
     Average interest rate                            5.63%          -           -           -           -              -

  Loans - fixed rates                               14,313      11,537       9,575      13,347       5,989         37,057
     Average interest rate                            7.79%       7.74%       7.70%       7.97%       7.55%          7.53%

  Loans - adjustable rates                         226,727      18,795       8,207           -           -          9,074
     Average interest rate                            7.61%       7.77%       7.74%          -           -           8.17%

Interest Sensitive Liabilities:
  Interest-bearing NOW passbook and MMDAs           34,307      24,400      17,427      12,511       9,037         27,357
     Average interest rate                            3.83%       3.76%       3.67%       3.58%       3.47%          2.80%

  Certificates of deposit                          167,823       9,211       4,438       3,128       1,467              -
     Average interest rate                            4.78%       5.03%       5.74%       5.57%       4.95%             -

  FHLB advances                                     46,071      24,154      26,639       1,138      10,000              -
     Average interest rate                            5.65%       5.52%       4.96%       6.49%       5.07%             -


     The Company does not have any foreign exchange exposure nor any commodity exposure and therefore does not have any market risk exposure for these issues.

Average Balance Sheet

     The following table sets forth certain information relating to the Company for the fiscal years ended June 30, 1999, 1998 and 1997. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees which are considered adjustments to yields.

                                                                         Year Ended June 30,
                                          ------------------------------------------------------------------------------
                                                        1999                                      1998
                                          --------------------------------         -------------------------------------
                                                                   Average                                   Average
                                            Average                Yield/           Average                  Yield/
                                            Balance    Interest     Cost            Balance       Interest    Cost
                                          ----------   --------   --------         ---------      --------  ------------

                                                                         (Dollars in thousands)
Assets:
  Interest-earning assets:
    Interest earning deposits and
      short-term investments               $   5,675   $   295      5.20%           $ 10,109      $   609     6.02%
    Investment securities, net                22,543     1,425      6.32              16,705        1,073     6.42
    Loans receivable                         336,311    25,978      7.72             301,984       23,641     7.83
    Mortgage-backed securities,
      net                                     61,841     3,813      6.17              60,413        4,032     6.67
    FHLB stock                                 5,082       267      5.25               4,130          247     5.98
                                           ---------   -------                      --------      -------
      Total interest-earning assets          431,452   $31,778      7.37%            393,341      $29,602     7.53%
                                                       =======                                    =======
      Non-interest-earning assets             17,416                                  13,710
                                           ---------                                --------
        Total assets                       $ 448,868                                $407,051
                                           =========                                ========

Liabilities and Equity:
  Interest-bearing liabilities:
    Money market savings
      accounts                             $  67,399   $ 3,069      4.55%           $ 31,291      $ 1,367     4.37%
    Passbook accounts                         18,413       367      1.99              18,516          377     2.04
    NOW accounts                              21,165       240      1.13              21,171          309     1.46
    Certificate accounts                     192,496     9,856      5.12             212,744       11,574     5.44
                                           ---------   -------                      --------      -------

        Total savings accounts               299,473    13,532      4.52             283,722       13,627     4.80
    FHLB advances                             97,110     5,572      5.74              72,722        4,615     6.35
    Securities sold under
      agreements to repurchase                 3,831       237      6.18               6,528          397     6.08
    Impounds & other
      borrowings                                 615        29      4.72                 485           22     4.54
                                           ---------   -------                      --------      -------

      Total interest-bearing
        liabilities                          401,029   $19,370      4.83%            363,457      $18,661     5.13%
                                                       =======                                    =======
  Non-interest bearing liabilities            16,147                                  12,596
                                           ---------                                --------

      Total liabilities                      417,176                                 376,053
  Equity                                      31,692                                  30,998
                                           ---------                                --------

      Total liabilities and equity         $ 448,868                                $407,051
                                           =========                                ========

  Net interest rate spread                                              2.54%                                 2.40%
  Net interest margin                                                   2.88%                                 2.78%
  Ratio of interest-earning assets
    to interest-bearing liabilities          107.59%                                  108.22%

                                    ----------------------------------
                                                   1997
                                    ----------------------------------
                                                               Average
                                       Average                 Yield/
                                       Balance     Interest     Cost
                                    -----------    --------    -------

Assets:
  Interest-earning assets:
    Interest earning deposits and
      short-term investments          $  7,176      $   389     5.42%
    Investment securities, net          17,222        1,133     6.58
    Loans receivable                   273,469       20,890     7.64
    Mortgage-backed securities,
      net                               59,733        4,051     6.78
    FHLB stock                           3,884          237     6.10
                                      --------      -------
      Total interest-earning assets    361,484      $26,700     7.39%
                                                    =======
      Non-interest-earning assets       11,773
                                      --------
        Total assets                  $373,257
                                      ========
Liabilities and Equity:
  Interest-bearing liabilities:
    Money market savings
      accounts                        $ 13,334      $   493     3.70%
    Passbook accounts                   17,432          348     2.00
    NOW accounts                        20,249          280     1.38
    Certificate accounts               203,744       11,074     5.44
                                      --------      -------

        Total savings accounts         254,759       12,195     4.79
    FHLB advances                       73,513        4,569     6.22
    Securities sold under
      agreements to repurchase           6,043          349     5.78
    Impounds & other
      borrowings                           443           25     5.64
                                      --------      -------

      Total interest-bearing
        liabilities                    334,758      $17,138     5.12%
                                                    =======
  Non-interest bearing liabilities       7,821
                                      --------

      Total liabilities                342,579
  Equity                                30,678
                                      --------

      Total liabilities and equity    $373,257
                                      ========

  Net interest rate spread
  Net interest margin                                           2.27%
  Ratio of interest-earning assets                              2.65%
    to interest-bearing liabilities
    to interest-bearing liabilities     107.98%

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

                                             Year Ended June 30, 1999               Year Ended June 30, 1998
                                                    Compared to                            Compared to
                                             Year Ended June 30, 1998               Year Ended June 30, 1997
                                        ------------------------------------  ---------------------------------
                                            Increase (decrease) due to             Increase (decrease) due to
                                         Average                                Average
                                          Volume        Rate          Net        Volume     Rate        Net
                                        ----------   ----------   ----------  ----------  ---------  ----------
                                                                    (In thousands)
Interest-earning assets:
  Interest-earning deposits and
    short-term investments               $  (240)    $   (74)     $  (314)    $   173     $    47    $   220
  Investment securities, net (1)             369         (17)         352         (33)        (27)       (60)
  Loans receivable, net (1)                2,666        (329)       2,337       2,221         530      2,751
  Mortgage-backed securities, net (1)        101        (320)        (219)         44         (63)       (19)
  FHLB stock                                  42         (22)          20          15          (5)        10
                                        ----------   ----------   ----------  ----------  ---------  ----------
    Total interest-earning assets          2,938        (762)       2,176       2,420         482      2,902
                                        ----------   ----------   ----------  ----------  ---------  ----------
Interest-bearing liabilities:
  Money market savings accounts            1,644          58        1,702         771         103        874
  Passbook accounts                           (2)         (8)         (10)         22           7         29
  NOW accounts                                 -         (69)         (69)         13          16         29
  Certificate accounts                    (1,061)       (657)      (1,718)        500           -        500
  FHLB advances                            1,342        (385)         957         (48)         94         46
  Securities sold under agreement to
     repurchase                             (167)          7         (160)         29          19         48
  Impounds & other borrowings                  6           1            7           2          (5)        (3)
                                        ----------   ----------   ----------  ----------  ---------  ---------
    Total interest-bearing liabilities     1,762      (1,053)         709       1,289         234      1,523
                                        ----------   ----------   ----------  ----------  ---------  ---------
Net change in net interest income        $ 1,176     $   291      $ 1,467     $ 1,131     $   248    $ 1,379
                                        ==========   ==========   ==========  ==========  =========  =========

_______________________

(1) Includes assets available for sale.


Comparison of Operating Results for the Years Ended June 30, 1999 and June 30, 1998

General

     The net earnings for the year ended June 30, 1999 were $2,548,000, an increase of $1,061,000, or 71.4%, from the $1,487,000 in net earnings for the year ended June 30, 1998. The improvement in operating results was due to the increase in average interest-earning assets which resulted in a $1.5 million net increase in net interest income. Although total other expenses were relatively unchanged over the two fiscal years, the year ended June 30, 1999 included a net gain on real estate owned activity of approximately $255,000 versus a net loss of $109,000 for the year ended June 30, 1998.

Interest Income

     Interest income for the year ended June 30, 1999 was $31.8 million compared to $29.6 million for the year ended June 30, 1998, an increase of $2.2 million, or 7.4%. The increase in interest income was primarily due to the increase in average balance of interest-earning assets to $431.5 million for the year ended June 30, 1999 from $393.3 million for the year ended June 30, 1998. The increase in the average balance of interest-earning assets was the result of a continuation of the growth strategy begun in the fiscal year ended June 30, 1997 to enhance the Company's earning ability. Key elements of the growth strategy continued to be the purchase of mortgage loans funded primarily by the growth in deposits and the growth in borrowings.

     Interest income on loans receivable increased $2.4 million to $26.0 million for the year ended June 30, 1999 from $23.6 million for the year ended June 30, 1998. The increase in interest income was primarily the result of the $34.3 million increase in the average balance of loans receivable for the year ended June 30, 1999 primarily as a result of the purchase of $80.8 million of adjustable rate loans and the origination of $75.7 million in mortgage loans. The loans purchased were indexed to the Eleventh District Cost of Funds Index
(COFI) and to the one year Constant Maturity Treasury Index (CMT) and were primarily seasoned, fully-indexed loans. Although the Company was able to purchase and originate a total of $156.5 million in mortgage loans during this fiscal year, the continuation of a lower interest rate environment for the majority of the year contributed to a substantial increase in prepayments of mortgage loans. In this regard, principal repayments on loans increased to $94.3 million for the year ended June 30, 1999 compared to $61.0 million for the year ended June 30, 1998. The lower interest rate environment also resulted in a decline in the indices to which the Company's adjustable rate loans are indexed to. For example, the COFI index declined approximately 40 basis points from June 1998 to June 1999. Partially offsetting this decline in yields due to the decline in the overall indices, was the increase in the origination of non-residential loans in the year ended June 30, 1999 to approximately $20.5 million. The yields on non-residential loans generally have higher rates and margins. Overall, the Company's average yield on loans receivable for the year ended June 30, 1999 declined to 7.72% from 7.83% for the year ended June 30, 1998.

     Interest income on mortgage-backed securities for the year ended June 30, 1999 declined slightly to $3.8 million as compared to $4.0 million for the year ended June 30, 1998. The slight decrease in interest income was primarily due to the decrease in the average yield to 6.17% for the year ended June 30, 1999 from 6.67% for the year ended June 30, 1998. The decrease in the average yield was primarily due to the increase in prepayments on the portfolio as a result of the downward trend in interest rates resulting in a faster amortization of related premiums on purchased securities. Also contributing to the decrease in yield and interest income was the purchase of $35 million in mortgage-backed securities with overall lower yields than the balances lost through the increase in prepayments.

     Interest income on investment securities increased $352,000 to $1.4 million for the year ended June 30, 1999 from $1.1 million for the year ended June 30, 1998. The increase was primarily due to the $5.8 million increase in the average balance of investment securities to $22.5 million for the year ended June 30, 1999 from $16.7 million for the year ended June 30, 1998, partially offset by the 10 basis point decrease in the average yield to 6.32% for the year ended June 30, 1999 from 6.42% for the year ended June 30, 1998. The decrease in yield was primarily due to the decrease in overall interest rate environment during the year ended June 30, 1999 as compared to June 30, 1998. Interest income on interest-earning deposits and short-term investments decreased by $314,000 to $295,000 for the year ended June 30, 1999 from $609,000 for the year ended June 30, 1998. The decrease in interest income on interest-earning deposits and daily investments was due to the decrease in the average balance to $5.7 million for the year ended June 30, 1999 from $10.1 million for the year ended June 30, 1998 and to the decrease in the average yield to 5.20% for the year ended June 30, 1999 from 6.02% for the year ended June 30, 1998 as a result of the lower interest rate environment.

Interest Expense

     Interest expense for the year ended June 30, 1999 was $19.4 million compared to $18.7 million for the year ended June 30, 1998, an increase of $0.7 million, or 3.8%. The increase in interest expense was due to the $37.6 million increase in the average balances of interest-bearing liabilities to $401.0 million for the year ended June 30, 1999 from $363.4 million for the year ended June 30, 1998, partially offset by the 30 basis point decrease in the Company's overall average cost of interest-bearing liabilities to 4.83% for the year ending June 30, 1999 as compared to 5.13% for the year ending June 30, 1998. Interest expense on deposit accounts fell slightly to $13.5 million for the year ended June 30, 1999 from $13.6 million for the year ended June 30, 1998. The decrease in interest expense on savings accounts reflects the 28 basis point decrease in the average cost of savings accounts to 4.52% for the year ending June 30, 1999 as compared to 4.80% for the year ending June 30, 1998. Partially offsetting this was the $15.8 million increase in the average balance of deposit accounts to $299.5 million for the year ending June 30, 1999 from $283.7 million for the year ending June 30, 1998. The growth in average savings accounts was due primarily to the growth in money market savings accounts during the current year to $67.4 million from $31.3 million in the prior year, partially offset by the decrease in the average balance of certificates of deposit which declined to $192.5 million for the year ending June 30, 1999 from $212.7 million for the year ending June 30, 1998.

     The Company's use of borrowed funds, including FHLB advances and securities sold under agreements to repurchase increased during the year ended June 30, 1999 as compared to the year ended June 30, 1998. Interest expense on borrowings increased to $5.8 million for the year ended June 30, 1999 from $5.0 million for the year ended June 30, 1998. The increase in interest expense was primarily due to the increase in the average balance of borrowings to $101.6 million for the year ended June 30, 1999 as compared to $79.7 million for the year ended June 30, 1998, partially offset by the decline in the average cost of borrowings to 5.75% for the year ended June 30, 1999 as compared to 6.31% for the year ended June 30, 1998. The decline in the average cost of borrowings was primarily due to the overall reduction in the interest rate environment and the replacement of higher cost borrowings which matured during the year ended June 30, 1999 with those of lower rates.

Provision for Loan Losses

     The Company's provision for loan losses increased to $969,000 for the year ended June 30, 1999 from $735,000 for the year ended June 30, 1998. The increase in the provision for loan losses was due primarily to the growth in the loan portfolio, to the overall increase in non-residential mortgage loans as compared to the total loan portfolio (Non-residential loans generally have higher allowance for loan loss factors) and to the increase in the allowance designated for the consumer loan portfolio which has experienced higher losses than initially forecast. The current year's allowance for loan losses reflects a slight decrease in loan charge-offs to $564,000 as compared to $573,000 for the year ended June 30, 1998. In regards to the consumer loan portfolio, specifically, the home equity lines of credit, charge-offs increased to $324,000 for the year ended June 30, 1999 from $28,000 for the year ended June 30, 1998. The increase in consumer charge-offs was primarily due to the aging of the portfolio as the bulk of the loans were purchased in December 1997 and the year ended June 30, 1999 represents the first full year the Company owned these receivables. As stated above, the allowance for loan losses for this portfolio has been increased to reflect higher expected losses in the future. The allowance for loan losses increased to $1.8 million, or 0.52% of gross loans receivable, at June 30, 1999 from $1.4 million, or 0.48% of gross loans receivable at June 30, 1998. As a percentage of non-performing loans, the allowance for loan losses increased to 121.1% at June 30, 1999 compared to 74.6% at June 30, 1998. The amount of the provision and allowance for loan losses is influenced by current economic conditions, actual loss experience, industry trends and other factors such as adverse economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to recognize additions to the allowance based upon judgments which differ from those of management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond management's control.

Other Income

     Other income for the Company increased to $1.9 million for the year ended June 30, 1999 compared to $1.4 million for the year ended June 30, 1998, an increase of $565,000, or 41.3%. The increase in non-interest income was due to the improvement in the fees related to deposit accounts which increased $72,000 to $594,000, an increase in the net income from secondary marketing activities to $105,000 as compared to zero for the prior year and a $128,000 increase in commissions on the sales of non-insured products such as annuities and mutual funds. The increase in deposit-related fees was primarily due to the continued growth in core deposits (primarily non-interest bearing checking accounts) which generate higher fee income such as non-sufficient fee income and fees related to ATM transactions. Income from loan servicing and related fees increased slightly to $549,000 for the year ended June 30, 1999 as compared to $532,000 for the year ended June 30, 1998. The Company also posted $71,000 in net gains in regards to sales of investments and mortgage-backed securities during the year ended June 30, 1999 as compared to a net gain of $45,000 for the year ended June 30, 1998.

Other Expenses

     Other expenses totaled $9.1 million for the year ended June 30, 1999 as compared to $9.0 million for the year ended June 30, 1998. Compensation and other employee benefits increased by $383,000 to $5.3 million for the year ended June 30, 1999 from $4.9 million for the year ended June 30, 1998. The increase in compensation costs was primarily attributable to the increase in staff during the year to enhance the Company's lending operations and to the overall annual adjustments in compensation for the entire employee base. The increase in compensation and employee benefits costs was offset by the improvement in net gains on real estate owned activities which reflected $255,000 in net gains for the year ended June 30, 1999 as compared to a net loss of $109,000 for the year ended June 30, 1998. The improvement in the net gains on real estate owned activity was due to the gains on sales of foreclosed properties.

Income Tax

     Income tax expense was $1.7 million for the year ended June 30, 1999 compared to $1.0 million for the year ended June 30, 1998, representing an increase of $699,000. This increase is principally due to the increase in taxable income in fiscal 1999 as compared to fiscal 1998. See Note 11 of the Notes to the Consolidated Financial Statements for additional information on the Company's income taxes.

Comparison of Financial Condition at June 30, 1999 and June 30, 1998

     The Company's total assets increased to $468.7 million at June 30, 1999 from $408.3 million at June 30, 1998, an increase of $60.4 million primarily due to the increase in the loans receivable. During the year, the Company increased its loans receivable held for investment by $59.3 million to $355.0 million at June 30, 1999 from $295.7 million at June 30, 1998 primarily as a result of the $80.8 million in loans purchased and $75.7 million in loans originated throughout the year. With the exception of approximately $5.4 million in fixed rate loans, all of the loans purchased were adjustable rate mortgage loans indexed to COFI, the CMT and LIBOR. The properties securing all loans purchased are located throughout California (primarily in southern California) and are dispersed throughout a wider area than the Company's normal lending area. Also, of the loans purchased, approximately $12.2 million was secured by multi-family and commercial real estate properties with all of these loans having adjustable rate features. Although the Company originated and purchased a total of $156.5 million in loans for portfolio during the year ended June 30, 1999, the increase in prepayments resulting from the continuation of lower interest rates, prevented the Company from increasing its portfolio significantly more. During the year ended June 30, 1999, the Company experienced an 55% increase in prepayments to $94.3 million as compared to $61.0 million for the year ended June 30, 1998. During the year ended June 30, 1999, the Company increased its investment in non-residential mortgage loans (multi-family and commercial real estate) to approximately 19.7% of total loans from 13.9% at June 30, 1998. This increase was to provide a measure of diversification to the Company's loan portfolio and to provide improvement in overall yields. The Company still remains focused on being a single-family lender as evidenced by the 78.6% of its loan portfolio being in this category.

     The Company's investment in mortgage-backed securities increased to $62.6 million at June 30, 1999 from $59.3 million at June 30, 1998. The increase in this portfolio was primarily the result of the $35.1 million in purchases during the year offset by substantial increase in prepayments, to $24.0 million for the year, and the sale of approximately $6.9 million in securities. Investment securities available for sale increased to $25.8 million at June 30, 1999 from $19.2 million at June 30, 1998 due primarily to the $10.5 decrease in cash and short-term investments (including overnight investments).

     The Company's investment in real estate acquired through foreclosure decreased to $0.8 million at June 30, 1999 from $1.9 million at June 30, 1998 as a result of the sales of previously owned foreclosed properties and to the decrease in the number of foreclosures in the year ended June 30, 1999 to eleven versus eighteen in the prior year.

     The total liabilities of the Company increased to $436.4 million at June 30, 1999 from $376.1 million at June 30, 1998 primarily due to increases in the Company's deposit accounts and to increases in FHLB advances, partially offset by the repayment in full of the securities sold under agreements to repurchase. Total deposit accounts increased to $324.1 million at June 30, 1999 from $295.3 million. Core deposits (excluding certificates of deposit) increased to $138.0 million, or 42.6% of total deposits, at June 30, 1999 from $95.8 million, or 32.4% of total deposits, at June 30, 1998. The growth of core deposits is an integral part of management's strategy to enhance net interest income and build customer relationships. The majority of growth in the Company's core deposits was in the growth of money market savings accounts which increased to $85.2 million at June 30, 1999 from $47.5 million at June 30, 1998. The growth in this account was aided by direct mail solicitations which offered higher rates although the rates offered were lower than comparative rates on certificates of deposit. Also, the Company's noninterest-bearing checking accounts increased significantly in the year ended June 30, 1999 to $13.0 million from $9.7 million in the year ended June 30, 1998. The overall increase in core deposits benefits the Company in terms of lower cost of funds, the ability to generate additional fee income and the ability to build multiple relationships. In July 1999, the Company completed its acquisition of two Citibank savings branches in La Verne and Covina which combined had total deposits of $36.8 million. This acquisition enables the Company to enhance its market share of deposits in both communities.

     The Company continues to utilize borrowings as a means to enhance net interest income and provide for longer-term financing of its asset base, although at June 30, 1999, approximately $28 million in borrowings matured within three months. These relatively short-term borrowings were purposely left as short-term rather than rolled into longer-terms with the expectation of paying a significant portion off with the proceeds received with the completed branch acquisition. As of June 30, 1999, the Company's borrowings from the FHLB totaled $108.0 million as compared to $70.5 million at June 30, 1998. Also, the Company's borrowings through securities sold under agreements to repurchase were brought to zero at June 30, 1999 as compared to $6.0 million at June 30, 1998.

     The Company's stockholders' equity was $32.4 million at June 30, 1999, a increase of $0.2 million from the $32.2 million in stockholders' equity at June 30, 1998. The increase in stockholders' equity in fiscal 1999 was due primarily to the net earnings of $2.5 million primarily offset by the repurchase of 171,745 shares of common stock for a total of $2.5 million.

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

     Interest income on loans receivable increased $2.8 million to $23.6 million for the year ended June 30, 1998 from $20.9 million for the year ended June 30, 1997. The increase in interest income was the result of the $28.5 million increase in the average balance of loans receivable for the year ended June 30, 1998 primarily as a result of the purchase of $40.6 million of adjustable rate loans from other financial institutions. The loans purchased were primarily indexed to the Eleventh District Cost of Funds Index (COFI) and were primarily seasoned, fully-indexed loans. Furthermore, the loans purchased included $10.6 million in home equity lines of credit with yields in excess or 10%. These home equity lines of credit are considered consumer loans as they were primarily funded based upon the credit worthiness of the borrower and, therefore, have more credit risk. The average yield on loans receivable for the year ended June 30, 1998 was 7.83%, which exceeded the 7.64% yield for loans receivable for the year ended June 30, 1997. The increase in the yield on loans receivable was substantially enhanced with the acquisition of the home equity lines of credit.

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

     Interest income on investment securities decreased $60,000 to $1.07 million for the year ended June 30, 1998 from $1.13 million for the year ended June 30, 1997. The increase was primarily due to the $0.5 million decrease in the average balance of investment securities to $16.7 million for the year ended June 30, 1998 from $17.2 million for the year ended June 30, 1997 and to the decrease in the average yield to 6.42% for the year ended June 30, 1998 from 6.58% for the year ended June 30, 1997. The decrease in yield was primarily due to the decrease in overall interest rate environment during the year ended June 30, 1998 as compared to June 30, 1997. Interest income on interest-earning deposits and short-term investments increased by $220,000 to $609,000 for the year ended June 30, 1998 from $389,000 for the year ended June 30, 1997. The increase in interest income on interest-earning deposits and daily investments was due to the increase in the average balance to $10.1 million for the year ended June 30, 1998 from $7.2 million for the year ended June 30, 1997 and to the increase in the average yield to 6.02% for the year ended June 30, 1998 from 5.42% for the year ended June 30, 1997.

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

Provision for Loan Losses

     The Company's provision for loan losses increased to $735,000 for the year ended June 30, 1998 from $557,000 for the year ended June 30, 1997. The current year's allowance for loan losses reflects $573,000 in loan charge-offs as compared to $352,000 for the year ended June 30, 1997. The difference between the actual amount of charge-offs for the current year and the amount reflected in the provision represents an allocation for the growth in the consumer loan portfolio during the year ended June 30, 1998 and management's concerns regarding the general market conditions. The allowance for loan losses increased to $1.4 million, or 0.48% of gross loans receivable, at June 30, 1998 from $1.3 million, or 0.44% of gross loans receivable at June 30, 1997. As a percentage of non-performing loans, the allowance for loan losses increased to 74.56% at June 30, 1998 compared to 74.34% at June 30, 1997.

Other Income

     Other income for the Company increased to $1.4 million for the year ended June 30, 1998 compared to $1.0 million for the year ended June 30, 1997, an increase of $307,000, or 28.9%. The increase in non-interest income was primarily due to the improvement in the fees related to deposit accounts which increased to $522,000 for the year ended June 30, 1998 as compared to $306,000 for the year ended June 30, 1997. The increase in deposit related fees was primarily due to the continued growth in core deposits (primarily non-interest bearing checking accounts) which generate higher fee income such as non-sufficient fee income and fees related to ATM transactions. Income from loan servicing and related fees increased by $82,000 to $532,000 for the year ended June 30, 1998 as compared to $450,000 for the year ended June 30, 1997 The Company also posted only $45,000 in net gains in regards to sales of investments and mortgage-backed securities during the year ended June 30, 1998 as compared to a net gain of $148,000 for the year ended June 30, 1997.

Other Expenses

     Other expenses increased by $0.2 million to $9.0 million for the year ended June 30, 1998 from $8.8 million for the year ended June 30, 1997. Included in other expenses for the year ended June 30, 1997 was the $1.3 million one-time special assessment to recapitalize SAIF which did not recur in the year ended June 30, 1998. Compensation and other employee benefits increased by $780,000 to $4.9 million for the year ended June 30, 1998 from $4.1 million for the year ended June 30, 1997. The increase in compensation costs was primarily attributable to the increase in staff primarily due to the addition of two branches for a full year. Employee benefits increased as a result of the costs related to the employee stock ownership and the stock compensation plans which increased to $724,000 for the year ended June 30, 1998 from $472,000 for the year ended June 30, 1997. Equipment and data processing costs increased to $1.1 million for the year ended June 30, 1998 from $932,000 for the year ended June 30, 1997 primarily related to the addition of two branches in February and March of 1997. Also, the increase in costs was due to the replacement of outdated equipment with data processing equipment which is Year 2000 ready. The regular insurance assessments paid to the FDIC decreased to $180,000 for the year ended June 30, 1998 from $313,000 for the year ended June 30, 1997 as a result of the lowering of the assessment rate as of January 1, 1997, following the recapitalization of SAIF. During the year ended June 30, 1998, the Company recorded a net loss on real estate owned activity of $109,000 as compared to the net gain of $157,000 for the year ended June 30, 1997. The net gain in the year ended June 30, 1997 was primarily the result of a $344,000 favorable litigation settlement culminating a settlement process relating to a land development foreclosure which occurred in 1992.

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

Comparison of Financial Condition at June 30, 1998 and June 30, 1997

     The Company's total assets decreased slightly to $408.3 million at June 30, 1998 from $409.3 million at June 30, 1997, a decrease of $1.0 million primarily due to decreases in the Association's mortgage-backed securities, which were partially offset by increases in the Association's loans receivable. During the year, the Company increased its loans receivable held for investment by $11.1 million to $295.7 million at June 30, 1998 from $284.6 million at June 30, 1997 primarily as a result of the $40.6 million in loans purchased throughout the year. All of the loans purchased were adjustable rate mortgage loans primarily indexed to COFI, with $10.7 million in home equity lines of credit which are considered consumer loans as they are underwritten primarily on the credit worthiness of the individual. These home equity lines of credit loans have a significantly higher yield, in excess of 10%, but also have a higher credit risk profile. The Association recognizes this higher credit risk and has assigned a higher general allowance loss factor to them. To date, these loans have generally performed as expected. The properties securing all loans purchased are located primarily in southern California, but are dispersed throughout a wider area than the Company's normal lending area. Although the Company originated and purchased a total of $75.1 million in loans for portfolio during the year ended June 30, 1998, the increase in prepayments from lower interest rates significantly reduced the ability to increase the Company's loan portfolio. During the year ended June 30, 1998, the Company experienced an 84% increase in prepayments to $61.0 million as compared to $33.2 million for the year ended June 30, 1997.

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

     The Company's stockholders' equity was $32.2 million at June 30, 1998, an increase of $2.3 million from the $29.9 million in stockholders' equity at June 30, 1997. The increase in stockholders' equity in fiscal 1998 was due primarily to the net earnings of $1.5 million and the $686,000 change related to the deferred stock compensation plans.

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

Impact of New Accounting Standards

     Comprehensive Income - Effective July 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Under the provisions of SFAS No. 130, an entity that provides a full set of financial statements is required to report comprehensive income in the presentation of its financial statements. The term "comprehensive income" describes the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, and gains and losses that are included in comprehensive income but are excluded from net income as they have been recorded directly in equity under the provisions of other Financial Accounting Standard Board statements. The Company presents the comprehensive income disclosure as a part of the statements of changes in stockholders' equity, by identifying each element of other comprehensive income, including net income. All comparative financial statements presented reflect the application of the provisions of SFAS No. 130.

     Recent Accounting Developments - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Earlier application is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after June 1998. The adoption of the provisions of SFAS No. 133 as amended by SFAS No. 137 are not expected to have a material impact on the results of operations or the financial position of the Company.

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

     The Company principally utilizes third-party data processors and third-party software for its information technology (IT) needs. As a result, the year 2000 compliance of the company's information technology assets, such as computer hardware, software and systems, is primarily dependent upon the year 2000 compliance efforts and results of its third-party vendors. The year 2000 compliance of the Company's non-IT assets, such as automated teller machines, telecommunication systems, copiers, fax machines, elevators, and HVAC systems, is also primarily dependent upon the year 2000 compliance efforts and results of third parties.

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

     The Company has appointed a year 2000 team that includes officers and staff from all operational areas. The team is responsible for the development, implementation and monitoring of the Company's Year 2000 Plan. Also, the Company has enlisted the services of outside contractors to assist in the attainment of year 2000 readiness. In order to address the year 2000 issue, the Company has developed and implemented a five-phase plan, which is divided into the following major components:

     .  awareness
     .  assessment
     .  renovation
     .  validation
     .  implementation

     The Company has completed all phases of this plan. Because the Company outsources its data processing and item processing operations, a significant component of the Year 2000 Plan is to work with external vendors to test and certify their systems as year 2000 compliant. The software used in these systems, both purchased and related to our external data processing vendors, has been tested for year 2000 readiness with minimal issues detected. Any issues detected have been reported to the respective vendor or service provider for corrective action. None of the issues noted during the testing, if not corrected by year 2000, are expected to have any material effect on the Company. The Company's primary third-party service bureau provides data processing for all of the Company's savings accounts, lending operations and its general ledger. Upon review of the test results, the few issues detected were forwarded to the data processor for corrective action. Although the Company is confident these issues will be resolved, none of the issues detected are expected to have any material impact to the Company's successful transition to year 2000 even if they have not been corrected by year 2000. The Company also completed testing with the Federal Reserve Bank of San Francisco, its primary ATM processor, primary ATM interchange provider, its accounting sub-systems, its front-end loan origination system and Fannie Mae and detected no date-related issues which would be expected to present any material Y2K problems to the Company.

     The Company surveyed its primary vendors and others with whom it relies on to assure their systems will be year 2000 ready. Of the vendors the Company considers critical to its operations, all have responded that they are year 2000 ready or are in process of becoming ready. Vendors the Company considers mission critical include its primary data processor, item processor, ATM provider, the Federal Reserve Bank and the FHLB, as well as all utility providers. Of the critical vendors the Company tested, no material year 2000 date-related issues were identified. In addition, the majority of critical vendors not tested (primarily utility providers) have represented that they are Y2K ready. If any mission critical vendor were to fall out of Y2K compliance, the Company will seek to switch to a new vendor. However, due to the timing required to change to another vendor, if mission critical vendors are not year 2000 ready (all have represented that they are or expect to be year 2000 ready), the Company may be adversely affected. Further, the Company will be unable to seek alternative service providers with respect to some critical vendors such as utility providers. The Company has endeavored to determine such vendors will be year 2000 compliant and at this time, based upon information supplied by such vendors, has no information suggesting utility services will be interrupted. However, any disruption in utility service would directly affect the Company's ability to operate.

     In regard to vendors or service providers the Company deems are important for the normal operations of the Company, but not considered critical, approximately 87% have represented that they are year 2000 ready or are working towards readiness. The Company is continuing to perform follow-up work on those vendors or service providers (primarily title companies and appraisal firms) who have not responded. For those vendors the Company believes will not be year 2000 ready, the Company will evaluate the potential impact on the operations of the Company by such vendor to determine if changing vendors or other solutions are necessary. However, there can be no assurance that these systems or other vendors will be year 2000 ready or that any such failure in readiness by such vendors would not have an adverse effect on the Company's operations. The Company has completed proxy testing with its data processor in third-party interfaces for year 2000 readiness.

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

     The Company has completed its Year 2000 Contingency Plan for handling issues which may present concern to the Company if certain processes or vendors are unable to provide services. The contingency plan provides a basis for identifying and allocating resources in the event of year 2000 disruptions and the timely resumption and recovery of critical functions. The contingency plan has been reviewed by an independent outside consultant for feasibility with management's stated business resumption goals and other plans adopted by the Company. Recommendations made by the consultant were reviewed by management and incorporated into the contingency plan. The Company will conduct testing of its contingency plan during the three months ended September 30, 1999. The results of this testing will assist in updating, if necessary, the contingency plan throughout the remainder of calendar 1999. Also, the contingency plan will be updated as new information becomes available on the Company's vendors and service providers.

     During the execution of this project, the Company will incur internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare the systems for the year 2000. Since the Company replaced many of the internal systems with year 2000 compliant personal computers in 1997, the expenses incurred to bring the Company to year 2000 compliance will be expensed as incurred, with the majority of such costs being the reallocation of current staff to bring about this readiness. The Company replaced the majority of its internal computer hardware and software in early 1997. The capitalized costs of this replacement were in excess of $700,000 and are being amortized over several years in compliance with the Company's normal depreciation of such hardware or software. The future expenses of the year 2000 project as well as the related potential effect on the Company's earnings is not expected to have a material effect on its financial position or results of operations. Through the fiscal year ended June 30, 1999, the Company has spent approximately $168,000 for year 2000 related issues which included approximately $131,000 of internal staff resources. Management does not expect the total costs of the year 2000 project to exceed $260,000 (excluding the $700,000 in hardware and software discussed above), the majority of which is primarily related to the reallocation of internal staff resources.

     The Company believes it has developed an effective and prudent plan to review, renovate and resolve any potential year 2000 issues. In respect to operations under the Company's direct control and due to management's year 2000 readiness efforts and those of its strategic business partners, management does not expect that Year 2000 failures will have a material effect on the financial condition or results of operations of the Company. However, the impact of disruptions in the local or national economy as a result of year 2000 issues is not quantifiable at this time and could adversely and materially affect the Company. In addition, the Company is heavily dependent on the year 2000 readiness of infrastructure suppliers such as utilities, communication and other such services. As discussed above, if such infrastructure suppliers would have year 2000 disruptions, this could adversely and materially affect the Company's ability to provide services to its customers.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

                  Index to Consolidated Financial Statements

Independent Auditors' Report..............................................................................  45

Consolidated Statements of Financial Condition as of June 30, 1999 and 1998...............................  46

Consolidated Statements of Operations for Each of the Three Years in the Period Ended June 30, 1999.......  47

Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period
  Ended June 30, 1999.....................................................................................  48

Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended June 30, 1999.......  49

Notes to Consolidated Financial Statements for Each of the Three Years in the Period Ended June 30, 1999..  51

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
SGV Bancorp, Inc.
West Covina, California


We have audited the accompanying consolidated statements of financial condition of SGV Bancorp, Inc. and subsidiary (the Company) as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SGV Bancorp, Inc. and subsidiary as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Costa Mesa, California
August 31, 1999

SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STAEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                                     1999               1998
                                                                                                  ----------         -----------
                                                                                                      (Dollars in thousands)
ASSETS
Cash, including short-term bank obligations of $4,940 and $16,202
  at June 30, 1999 and 1998, respectively                                                           $  9,515            $ 20,008
Investment securities available for sale, amortized cost of $26,109 and
  $19,241 at June 30, 1999 and 1998, respectively (Note 3)                                            25,816              19,221
Mortgage-backed securities available for sale, amortized cost of $25,326
  and $29,386 at June 30, 1999 and 1998, respectively (Notes 3 and 10)                                24,871              29,383
Mortgage-backed securities held to maturity, estimated fair value of $36,984
  and $30,089 at June 30, 1999 and 1998, respectively (Notes 4 and 10)                                37,717              29,936
Loans receivable held for investment, net of allowance for loan losses of $1,845
  and $1,425 at June 30, 1999 and 1998, respectively (Notes 5 and 10)                                354,989             295,739
Loans receivable held for sale (Note 5)                                                                  100                 391
Accrued interest receivable (Note 6)                                                                   2,979               2,774
Stock of Federal Home Loan Bank of San Francisco, at cost (Note 10)                                    5,407               4,234
Real estate acquired through foreclosure, net (Note 7)                                                   827               1,902
Premises and equipment, net (Note 8)                                                                   3,166               3,537
Prepaid expenses and other assets, net                                                                 3,343               1,221
                                                                                                  ----------         -----------

  Total assets                                                                                      $468,730            $408,346
                                                                                                  ==========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposit accounts (Note 9)                                                                           $324,106            $295,281
Federal Home Loan Bank advances (Note 10)                                                            108,002              70,543
Securities sold under agreements to repurchase (Note 10)                                                   -               6,000
Accrued expenses and other liabilities (Note 11)                                                       4,251               4,289
                                                                                                  ----------         -----------

  Total liabilities                                                                                  436,359             376,113

COMMITMENTS AND CONTINGENT LIABILITIES (Note 13)

STOCKHOLDERS' EQUITY (Notes 1, 2, 11, 13 and 15):
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued
Common stock, $.01 par value; 10,000,000 shares authorized; 2,727,656 shares issued (1999 and 1998); 2,176,323 (1999) and 2,348,068 (1998)
  shares outstanding                                                                                      27                  27
Additional paid-in capital                                                                            21,297              21,147
Retained earnings, substantially restricted                                                           19,236              16,688
Accumulated other comprehensive loss                                                                    (440)                (13)
Deferred stock compensation                                                                           (1,141)             (1,555)
Treasury stock, 551,333 (1999) and 379,588 (1998) shares                                              (6,608)             (4,061)
                                                                                                  ----------         -----------

  Total stockholders' equity                                                                          32,371              32,233
                                                                                                  ----------         -----------

  Total liabilities and stockholders' equity                                                        $468,730            $408,346
                                                                                                  ==========         ===========

See notes to consolidated financial statements

SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999
--------------------------------------------------------------------------------

                                                                               1999                1998                 1997
                                                                         ---------------     ---------------     ---------------
                                                                                   (In thousands, except per share data)
INTEREST INCOME:
Interest on loans                                                        $        25,978      $        23,641     $       20,890
Interest on investment securities                                                  1,425                1,073              1,133
Interest on mortgage-backed securities                                             3,813                4,032              4,051
Other                                                                                562                  856                626
                                                                         ---------------       --------------     --------------
    Total interest income                                                         31,778               29,602             26,700

INTEREST EXPENSE:
Interest on deposit accounts (Note 9)                                             13,532               13,627             12,195
Interest on borrowings                                                             5,838                5,034              4,943
                                                                         ---------------      ---------------     --------------
    Total interest expense                                                        19,370               18,661             17,138
                                                                         ---------------      ---------------     --------------

NET INTEREST INCOME BEFORE PROVISION FOR
  LOAN LOSSES                                                                     12,408               10,941              9,562

PROVISION FOR LOAN LOSSES (Note 5)                                                   969                  735                557
                                                                         ---------------      ---------------     --------------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                                     11,439               10,206              9,005

OTHER INCOME:
Loan servicing and other fees                                                        549                  532                450
Deposit account fees                                                                 594                  522                306
Secondary market activity, net                                                       105                    -                (42)
Gain on sale or redemption of securities
  available for sale, net (Note 3)                                                    71                   45                148
Other income                                                                         614                  269                199
                                                                         ---------------      ---------------     --------------
    Total other income                                                             1,933                1,368              1,061

OTHER EXPENSES:
General and administrative expenses:
  Compensation and other employee expenses                                         5,292                4,909              4,129
  Office occupancy                                                                 1,034                1,064                834
  Data processing/equipment                                                        1,141                1,117                932
  Advertising                                                                        139                  157                137
  FDIC insurance premiums                                                            178                  180                313
  SAIF special assessment                                                              -                    -              1,332
  Other operating expenses                                                         1,552                1,507              1,281
                                                                         ---------------      ---------------     --------------
    Total general and administrative expenses                                      9,336                8,934              8,958
Net (gain) loss on real estate acquired through foreclosure (Note 7)                (255)                 109               (157)
                                                                         ---------------      ---------------     --------------
      Total other expenses                                                         9,081                9,043              8,801
                                                                         ---------------      ---------------     --------------

EARNINGS BEFORE INCOME TAXES                                                       4,291                2,531              1,265

INCOME TAXES (Note 11)                                                             1,743                1,044                534
                                                                         ---------------      ---------------     --------------

NET EARNINGS                                                             $         2,548      $         1,487     $          731
                                                                         ===============      ===============     ==============

EARNINGS PER SHARE - Basic (Note 12)                                     $          1.16      $          0.63     $         0.29
                                                                         ===============      ===============     ==============

EARNINGS PER SHARE - Diluted (Note 12)                                   $          1.13      $          0.60     $         0.29
                                                                         ===============      ===============     ==============

See notes to consolidated financial statements

SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999
--------------------------------------------------------------------------------
(In thousands)

                                                                                                      Accumulated
                                                                      Additional                        Other
                                             Preferred     Common       Paid-in        Retained      Comprehensive
                                               Stock       Stock        Capital        Earnings      Income(loss)
                                          -------------  ---------  -------------   ------------   ----------------
BALANCE, July 1, 1996                       $        -    $    27     $   20,684      $  14,470       $      (202)
Comprehensive income
  Net earnings                                       -          -              -            731                 -
  Other comprehensive income, net of tax
    Net change in unrealized losses on
      securities, net of reclassification
       adjustment                                    -          -              -              -                92
Comprehensive income
Amortization of deferred compensation                -          -            105              -                 -
Repurchase of stock (249,100 shares)                 -          -              -              -                 -
                                          -------------  ---------  -------------   ------------   ----------------
BALANCE, June 30, 1997                               -         27         20,789         15,201              (110)
Comprehensive income
  Net earnings                                       -          -              -          1,487                 -
  Other comprehensive income, net of tax
    Net change in unrealized losses on
      securities, net of reclassification
       adjustment                                    -          -              -              -                97
Comprehensive income
Exercise of stock options (5,892 shares)             -          -             (3)             -                 -
Amortization of deferred compensation                -          -            361              -                 -
                                          -------------  ---------  -------------   ------------   ----------------
BALANCE, June 30, 1998                               -         27         21,147         16,688               (13)
Comprehensive income
  Net earnings                                       -          -              -          2,548                 -
  Other comprehensive income, net of tax
    Net change in unrealized losses on
      securities, net of reclassification
       adjustment                                    -          -              -              -              (427)
Comprehensive income
Amortization of deferred compensation                -          -            150              -                 -
Repurchase of stock (171,745 shares)                 -          -              -              -                 -
                                          -------------  ---------  -------------   ------------   ----------------
BALANCE, June 30, 1999                      $        -    $    27     $   21,297     $   19,236       $      (440)
                                          =============  =========  =============   ============   ================


                                              Deferred                                          Total
                                                Stock        Treasury     Comprehensive     Stockholders'
                                            Compensation       Stock          Income            Equity
                                           --------------  -----------   ---------------   ---------------

BALANCE, July 1, 1996                        $   (2,153)   $  (1,240)                         $   31,586
Comprehensive income
  Net earnings                                        -            -         $     731               731
  Other comprehensive income, net of tax
    Net change in unrealized losses on
      securities, net of reclassification
       adjustment                                     -            -                92                92
                                                                         ---------------
Comprehensive income                                                         $     823
                                                                         ===============
Amortization of deferred compensation               273            -                                 378
Repurchase of stock (249,100 shares)                  -       (2,884)                             (2,884)
                                           --------------  -----------                     ---------------
BALANCE, June 30, 1997                           (1,880)      (4,124)                             29,903
Comprehensive income
  Net earnings                                        -            -            $1,487             1,487
  Other comprehensive income, net of tax
    Net change in unrealized losses on
      securities, net of reclassification
       adjustment                                     -            -                97                97
                                                                         ---------------
Comprehensive income                                                         $   1,584
                                                                         ===============
Exercise of stock options (5,892 shares)              -           63                                  60
Amortization of deferred compensation               325            -                                 686
                                           --------------  -----------                       -------------
BALANCE, June 30, 1998                           (1,555)      (4,061)                             32,233
Comprehensive income
  Net earnings                                        -            -         $   2,548             2,548
  Other comprehensive income, net of tax
    Net change in unrealized losses on
      securities, net of reclassification
       adjustment                                     -            -              (427)             (427)
                                                                         ---------------
Comprehensive income                                                         $   2,121
                                                                         ===============

Amortization of deferred compensation               414            -                                 564
Repurchase of stock (171,745 shares)                  -       (2,547)                             (2,547)
                                           --------------  -----------                       -------------
BALANCE, June 30, 1999                       $   (1,141)   $  (6,608)                         $   32,371
                                           ==============  ===========                       =============



Disclosure of reclassification amount for June 30:                                         1999       1998      1997
                                                                                        ---------  --------  ---------
Unrealized holding (losses) gains during period, net of tax (benefit) expense
  of ($263) in 1999, $86 in 1998, and $129 in 1997                                       $  (385)   $  123    $  178
Less:  Reclassification adjustment for gains included in net earnings,
  net of tax expense of $29 in 1999, $19 in 1998, and $62 in 1997                            (42)      (26)      (86)
                                                                                        ---------  --------  ---------
Net change in unrealized (losses) gains on securities, net of tax (benefit) expense of
  ($292) in 1999, $67 in 1998, and $67 in 1997                                           $  (427)   $   97    $   92
                                                                                        =========  ========  =========

See notes to consolidated financial statements

SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999
--------------------------------------------------------------------------------

                                                                                 1999                1998                1997
                                                                          ----------------    ----------------    ----------------
                                                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                  $      2,548        $      1,487        $        731
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization                                                        675                 683                 430
  Loans originated for sale                                                        (19,075)            (19,687)             (5,644)
  Proceeds from sale of loans                                                       19,501              19,567               5,657
  Gain on sale of loans, net                                                          (135)                (41)                (13)
  (Gain) loss on sale or redemption of investment
    securities available for sale, net                                                 (72)                (12)                 13
  Loss (gain) on sale of mortgage-backed securities available for
   sale, net                                                                             1                 (33)               (161)
  Federal Home Loan Bank stock dividend                                               (267)               (247)               (237)
  Increase in prepaid expenses and other assets                                     (2,227)               (116)               (835)
  Amortization of deferred loan fees                                                  (273)               (111)                (74)
  Deferred loan origination costs                                                     (420)               (344)               (147)
  Increase in accrued expenses and other liabilities                                   521                 641                 267
  Deferred income taxes                                                               (259)               (185)                266
  Provision for loan losses                                                            969                 735                 557
  (Recapture of) provision for real estate losses                                      (40)                124                  95
  Premium amortization on securities, net                                              839                 458                 235
  (Increase) decrease in accrued interest receivable                                  (205)                137                (323)
  Other, net                                                                           170                (357)                164
                                                                          ----------------    ----------------    ----------------

      Net cash provided by operating activities                                      2,251               2,699                 981

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale                          $   (111,273)       $    (29,739)       $    (57,451)
Proceeds from sale and redemption of investment
    securities available for sale                                                  104,488              23,012              59,936
Purchase of mortgage-backed securities available for sale                          (15,106)            (15,281)            (35,229)
Proceeds from sale of mortgage-backed securities
    available for sale                                                               6,928              16,566               9,866
Purchase of mortgage-backed securities held to maturity                            (20,004)                  -             (15,451)
Principal repayments on mortgage-backed securities                                  24,036              15,510               8,935
Loans funded, net                                                                  (75,698)            (34,512)            (30,955)
Loans purchased, net                                                               (80,754)            (40,623)            (33,320)
Principal repayments on loans                                                       94,343              61,019              33,216
Proceeds from sale of real estate                                                    3,596               2,161               2,935
Purchase of premises and equipment                                                    (197)               (248)             (1,242)
Purchase of FHLB stock                                                                (906)                  -                  (3)
Other, net                                                                            (487)               (114)                  -
                                                                          ----------------   -----------------  ------------------

      Net cash used in investing activities                                        (71,034)             (2,249)            (58,763)

See notes to consolidated financial statements

SGV BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999 (Continued)
--------------------------------------------------------------------------------

                                                                            1999               1998               1997
                                                                      ---------------    ---------------    ---------------
                                                                                           (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in certificate accounts                            $  (13,385)        $  (22,944)        $   21,347
Net increase in passbook, money market
  savings, NOW, and noninterest-bearing accounts                               42,210             29,886             12,794
Purchase of deposit accounts                                                        -                  -             20,159
Proceeds from Federal Home Loan Bank advances                                  75,500              5,000             73,800
Repayment of Federal Home Loan Bank advances                                  (38,041)           (12,364)           (63,402)
Proceeds from securities sold under agreements to repurchase                    4,300                  -              9,600
Repayment of securities sold under agreements to repurchase                   (10,300)            (3,430)              (170)
Purchase of treasury stock                                                     (2,547)                 -             (2,884)
Exercise of stock options                                                           -                 60                  -
Other, net                                                                        553                686                318
                                                                      ---------------    ---------------    ---------------

      Net cash provided by (used in) financing activities                      58,290             (3,106)            71,562
                                                                      ---------------    ---------------    ---------------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                              $  (10,493)         $  (2,656)         $  13,780

CASH AND CASH EQUIVALENTS, beginning of year                                   20,008             22,664              8,884
                                                                      ---------------    ---------------    ---------------

CASH AND CASH EQUIVALENTS, end of year                                     $    9,515          $  20,008          $  22,664
                                                                      ===============    ===============    ===============
SUPPLEMENTAL CASH FLOW DISCLOSURES -
  Cash paid during the year for:
Interest                                                                   $   19,411          $  18,610          $  17,214
Income taxes                                                                    2,205                941                188

NONCASH INVESTING ACTIVITIES DURING THE YEAR:
Real estate acquired through foreclosure                                   $    2,265          $   2,928          $   2,603
Change in net unrealized loss on securities available for sale, net              (427)                97                 92


See notes to consolidated financial statements

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999
--------------------------------------------------------------------------------

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

     The Association is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in mortgage loans secured by one- to four-family residences. To a lesser extent, the Association invests in multi-family residential mortgages, commercial real estate, consumer and other loans. As of June 30, 1999, the Association operated eight branch offices located in the San Gabriel Valley.

     Principles of Consolidation - The consolidated financial statements include the accounts of SGV Bancorp, Inc. and its wholly-owned subsidiary, First Federal Savings and Loan Association of San Gabriel Valley and its wholly-owned subsidiary, First Covina Service Company (collectively, the Company). All material intercompany balances and transactions have been eliminated in consolidation.

     Investment Securities and Mortgage-Backed Securities - The Company classifies investments in debt and equity securities into three categories: held to maturity, trading, and available for sale. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Company has no trading securities. Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income, net of deferred taxes.

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

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999 (Continued)
--------------------------------------------------------------------------------

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

     The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. The Company evaluates all loans in its portfolio on an individual basis with the exception of one- to four-family residential mortgage loans and consumer lines of credit, which are evaluated on a collective basis. Also, loans which have delays in payments of less than four months are not necessarily considered impaired unless other factors apply to the loans such as the knowledge that the collection of the loan will only come from the collateral and that collateral is known to have deteriorated. The accrual of interest income on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered permanent, a charge-off is recorded; where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan.

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

     Allowances for Loan and Real Estate Losses - Valuation allowances for loan and real estate losses are provided when any significant decline in value is deemed to have occurred. Specific loss allowances are established for loans that are deemed impaired, if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. In estimating losses, management considers the estimated sales price, cost of refurbishment, payment of delinquent taxes, cost of holding the property (if an extended period is anticipated) and cost of disposal. Additionally, general valuation allowances for loan and real estate losses have been established. The estimates for these allowances are normally influenced by current economic conditions, actual loss experience, industry trends and other factors such as the current adverse economic conditions experienced (including declining real estate values) in the area in which the Company's lending and real estate activities are based.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to recognize additions to the allowance based on judgments different from those of management.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999 (Continued)
--------------------------------------------------------------------------------

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

     Income Taxes - Deferred tax assets and liabilities represent the tax effects of the temporary differences in the bases of certain assets and liabilities for tax and financial statement purposes, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements.

     The Company files its tax returns on a fiscal year basis.

     Comprehensive Income - Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. Under the provisions of SFAS No. 130, an entity that provides a full set of financial statements is required to report comprehensive income in the presentation of its financial statements. The term "comprehensive income" describes the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, and gains and losses that are included in comprehensive income but are excluded from net income as they have been recorded directly in equity under the provisions of other Financial Accounting Standard Board (FASB) statements. The Company presents the comprehensive income disclosure as a part of the statements of changes in stockholders' equity, by identifying each element of other comprehensive income, including net income. All comparative financial statements presented reflect the application of the provisions of SFAS No. 130.

     Segment Reporting - Effective July 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and operates as one segment.

     Recent Accounting Developments - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Earlier application is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after June 1998. The adoption of the provisions of SFAS No. 133 as amended by SFAS No. 137 is not expected to have a material impact on the results of operations or the financial position of the Company.

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

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999 (Continued)
--------------------------------------------------------------------------------

     Reclassifications - Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with classifications in 1999.


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

     Quantitative measures that have been established by regulation to ensure capital adequacy require the Association to maintain minimum capital amounts and ratios (set forth in the table below). The Federal Deposit Insurance Corporation (FDIC) requires the Association to maintain a minimum of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, that as of June 30, 1999 and 1998, the Association meets all capital adequacy requirements to which it is subject.

     As of June 30, 1999 and June 30, 1998, the most recent notification from the Office of Thrift Supervision (OTS) categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association's category.

     The Association's actual capital amounts and ratios are also presented in the table.

                                                                                                              To Be Well
                                                                                                           Capitalized Under
                                                                                 For Capital               Prompt Corrective
                                                        Actual                Adequacy Purposes            Action Provisions
                                                ----------------------    -------------------------     ------------------------
                                                  Amount       Ratio         Amount        Ratio          Amount          Ratio
                                                                           (Dollars in thousands)
As of June 30, 1999:
  Total Capital (to Risk Weighted Assets)        $ 32,601      13.34%       $ 19,544        8.00%        $ 24,430         10.00%
  Core Capital (to Adjusted Tangible Assets)     $ 30,994       6.61%       $ 18,757        4.00%        $ 23,446          5.00%
  Tangible Capital (to Tangible Assets)          $ 30,994       6.61%       $  7,034        1.50%           N/A             N/A
  Tier I Capital (to Risk Weighted Assets)       $ 30,994      12.69%         N/A            N/A         $ 14,658          6.00%


As of June 30, 1998:
  Total Capital (to Risk Weighted Assets)        $ 29,255      15.08%       $ 15,520        8.00%        $ 19,400         10.00%
  Core Capital (to Adjusted Tangible Assets)     $ 27,930       6.86%       $ 16,296        4.00%        $ 20,369          5.00%
  Tangible Capital (to Tangible Assets)          $ 27,930       6.86%       $  6,117        1.50%           N/A             N/A
  Tier I Capital (to Risk Weighted Assets)       $ 27,930      14.40%          N/A           N/A         $ 11,640          6.00%

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999 (Continued)
--------------------------------------------------------------------------------

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

     As of August 31, 1999, the OTS is in the process of examining the Association. This examination and future examinations by the OTS or FDIC could include a review of certain transactions or other amounts reported in the Association's 1999 financial statements. Adjustments, if any, cannot presently be determined.

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


3.   INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     A summary of investment securities and mortgage-backed securities available for sale at June 30 follows:

                                                                                             1999
                                                      ------------------------------------------------------------------------------
                                                                                  Gross               Gross             Estimated
                                                            Amortized           unrealized          unrealized             fair
                                                               cost               gains               losses              value
                                                                                       (In thousands)
Money market funds and adjustable
  interest rate mutual funds                            $         12,500      $            -     $            33     $        12,467
U.S. Government and federal agency obligations                     9,000                   -                 169               8,831
Other investment securities                                        4,609                  21                 112               4,518
                                                      ------------------    ----------------    ----------------    ----------------
  Total investment securities                                     26,109                  21                 314              25,816
                                                      ------------------    ----------------    ----------------    ----------------

FHLMC mortgage-backed securities                                     358                   6                   3                 361
FNMA mortgage-backed securities                                    2,014                   -                  30               1,984
GNMA mortgage-backed securities                                   22,954                   -                 428              22,526
                                                      ------------------    ----------------    ----------------    ----------------
  Total mortgage-backed securities                                25,326                   6                 461              24,871
                                                      ------------------    ----------------    ----------------    ----------------

    Total                                               $         51,435      $           27     $           775     $        50,687
                                                      ==================    ================    ================    ================

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999 (Continued)
---------------------------------------------------------------------------

                                                                                             1998
                                                      ------------------------------------------------------------------------------
                                                                                  Gross               Gross             Estimated
                                                            Amortized           unrealized          unrealized             fair
                                                               cost               gains               losses              value
                                                                                        (In thousands)
Money market funds and adjustable
  interest rate mutual funds                                $     11,000        $          -        $         18        $     10,982
U.S. Government and federal agency obligations                     7,991                   -                   9               7,982
Other investment securities                                          250                   7                   -                 257
                                                      ------------------    ----------------    ----------------    ----------------
  Total investment securities                                     19,241                   7                  27              19,221
                                                      ------------------    ----------------    ----------------    ----------------

FHLMC mortgage-backed securities                                   5,320                   6                  15               5,311
FNMA mortgage-backed securities                                    7,972                  10                  17               7,965
GNMA mortgage-backed securities                                   15,025                  32                   7              15,050
Other mortgage-backed securities                                   1,069                   -                  12               1,057
                                                      ------------------    ----------------    ----------------    ----------------
  Total mortgage-backed securities                                29,386                  48                  51              29,383
                                                      ------------------    ----------------    ----------------    ----------------

    Total                                                   $     48,627        $         55        $         78        $     48,604
                                                      ==================    ================    ================    ================


     During the year ended June 30, 1999, the Company sold $6.9 million in mortgage-backed securities, which resulted in total gains of $1,000 and total losses of $2,000. Also, the Company sold $6.1 million in investment securities resulting in gains totaling $72,000 and had $3.0 million in investment securities called during the year at par.

     During the year ended June 30, 1998, the Company sold $16.6 million in mortgage-backed securities resulting in $44,000 in total gains and $11,000 in total losses. Also, the Company sold $14.0 million in investment securities resulting in total gains of $13,000 and total losses of $1,000 and had $9.0 million in investment securities called during the year at par.

     During the year ended June 30, 1997, the Company sold $9.9 million in mortgage-backed securities resulting in total gains of $161,000. Also, the Company sold $1.5 million in investment securities resulting in total losses of $13,000 and had $2.0 million in investment securities called during the year at par.

     The weighted average interest rates on investment securities available for sale were 5.54% and 5.92% at June 30, 1999 and 1998, respectively. The weighted average interest rates on mortgage-backed securities available for sale were 6.33% and 6.87% at June 30, 1999 and 1998, respectively.

     At June 30, 1999, $11.9 million of mortgage-backed securities available for sale had adjustable interest rates, with the remaining $13.0 million having fixed interest rates. The weighted average remaining years to maturity of the mortgage-backed securities available for sale is 27.0 years at June 30, 1999.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999 (Continued)
-------------------------------------------------------------------------

4.   MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     A summary of mortgage-backed securities held to maturity at June 30 follows:

                                                                               1999
                                          --------------------------------------------------------------------------
                                                                     Gross              Gross            Estimated
                                                Amortized         unrealized         unrealized            fair
                                                  cost               gains             losses              value
                                                                         (In thousands)
FHLMC mortgage-backed securities               $      3,071        $        11         $       36        $     3,046
FNMA mortgage-backed securities                          67                  1                  -                 68
GNMA mortgage-backed securities                      25,424                  -                507             24,917
Other mortgage-backed securities                      9,155                  -                202              8,953
                                          -----------------    ---------------    ---------------    ---------------

  Total mortgage-backed securities             $     37,717        $        12         $      745        $    36,984
                                          =================    ===============    ===============    ===============

                                                                              1998
                                          --------------------------------------------------------------------------
                                                                     Gross              Gross            Estimated
                                                Amortized         unrealized         unrealized            fair
                                                  cost               gains             losses              value
                                                                          (In thousands)

FHLMC mortgage-backed securities               $      5,178        $        40         $       31        $     5,187
FNMA mortgage-backed securities                         106                  3                  -                109
GNMA mortgage-backed securities                      23,829                144                  -             23,973
Other mortgage-backed securities                        823                  -                  3                820
                                          -----------------    ---------------    ---------------    ---------------

    Total mortgage-backed securities           $     29,936        $       187         $       34        $    30,089
                                          =================    ===============    ===============    ===============


     Mortgage-backed securities totaling approximately $16.5 million were pledged at June 30, 1999 as collateral for FHLB borrowings.

     The Company did not sell any mortgage-backed securities held to maturity during the years ended June 30, 1999, 1998 and 1997.

     The weighted average interest rate on mortgage-backed securities held to maturity was 7.14% and 7.82% at June 30, 1999 and 1998, respectively. At June 30, 1999, $1.1 million of the Company's mortgage-backed securities held to maturity had adjustable interest rates with the remaining $36.6 million having fixed interest rates. At June 30, 1998, $2.0 million of the Company's mortgage-backed securities held to maturity had adjustable interest rates, with the remaining $27.9 million having fixed interest rates. The weighted average remaining years to maturity of the mortgage-backed securities held to maturity is 23.2 years at June 30, 1999.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999 (Continued)
--------------------------------------------------------------------------------

5.   LOANS RECEIVABLE

     A summary of loans receivable at June 30 follows:

                                                               1999                 1998
                                                            -----------         ------------
                                                                  (Dollars in thousands)
Conventional trust deed loans on real estate:
Single family 1-4 units                                     $   279,897         $    247,129
Multifamily                                                      46,425               29,546
Commercial loans secured by trust deeds                          23,901               11,895
Consumer                                                          5,961                9,007
                                                            -----------         ------------

  Total                                                         356,184              297,577

Less (plus):
Unamortized yield adjustments                                    (1,486)                (613)
Deferred loan fees                                                  736                  635
Allowance for loan losses                                         1,845                1,425
                                                            -----------         ------------
  Total                                                         355,089              296,130

Less - Loans held for sale                                          100                  391
                                                            -----------         ------------

Loans receivable held for investment, net                   $   354,989         $    295,739
                                                            ===========         ============

Weighted average interest rate at end of period                    7.62%                8.03%
                                                            ===========         ============


     At June 30, 1999, adjustable rate loans approximated $265.0 million. The adjustable rate loans have interest rate adjustment limitations and are generally indexed to the Eleventh District Cost of Funds and the one-year Constant Maturity Treasury index. Future market factors may affect the correlation of the interest rate adjustment with the rates the Company pays on short-term deposits that have been utilized primarily to fund these loans.

     Activity in the allowance for loan losses is summarized as follows for the year ended June 30:

                                                   1999                  1998                  1997
                                             --------------        --------------        --------------
                                                                    (In thousands)
Balance, beginning of year                       $    1,425            $    1,263            $    1,058
Provision for estimated loan losses                     969                   735                   557
Charge-offs                                            (564)                 (573)                 (352)
Recoveries                                               15                     -                     -
                                             --------------        --------------        --------------

Balance, end of year                             $    1,845            $    1,425            $    1,263
                                             ==============        ==============        ==============

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999 (Continued)
--------------------------------------------------------------------------------

     At June 30, 1999, for those loans which are reviewed individually for impairment, the Company had classified none of such loans as impaired and there were no specific reserves determined in accordance with SFAS No. 114, as amended by SFAS No. 118. At June 30, 1998, for those loans which are reviewed individually for impairment, the Company had classified $569,000 of its loans as impaired with $100,000 in specific reserves and none with no specific reserves. In addition, the Company has $1.5 million and $1.3 million at June 30, 1999 and 1998, respectively, in impaired loans, which were collectively evaluated for impairment with $238,000 in reserves set aside as of June 30, 1999 and no reserves as of June 30, 1998. The average recorded investment in impaired loans, inclusive of those evaluated collectively, during the years ended June 30, 1999, 1998 and 1997 was approximately $1.9 million, $2.9 million and $1.6 million, respectively. Interest income on impaired loans of $34,000, $28,000 and $28,000 was recognized for cash payments received in the years ended June 30, 1999, 1998 and 1997.

     Generally, loans delinquent three payments or more are placed on nonaccrual status, meaning that the Company stops accruing interest on such loans and reverses any interest previously accrued but not collected. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. For the years ended June 30, 1999, 1998 and 1997, contractually due interest of approximately $80,000, $101,000 and $77,000, respectively, was not recognized in income. At June 30, 1999, 1998 and 1997, nonaccrual loans approximated $1,524,000, $1,911,000 and $1,699,000, respectively. At June 30, 1999, the Company had two troubled-debt restructured loans with a net balance outstanding of approximately $446,000.

     The Company is engaged in attracting deposits from the general public and using those deposits together with borrowings and other funds primarily to originate permanent residential mortgage loans in its normal lending areas in Los Angeles, San Bernardino, Riverside and Orange counties.

     At June 30, 1999, 1998 and 1997, the Company was servicing loans for others amounting to approximately $87,000,000, $100,000,000 and $94,000,000, respectively.

     Under FIRREA, a federally chartered savings and loan association's aggregate commercial real estate loans may not exceed 400% of its capital as determined under the capital standards provisions of FIRREA. FIRREA does not require divestiture of any loan that was lawful when it was originated. At June 30, 1999, the Association estimates that, while complying with this limitation, it may originate an additional $99.4 million of commercial real estate loans.

     The Association is subject to numerous lending-related regulations. Under FIRREA, the Association may not make real estate loans to one borrower in excess of 15% of its unimpaired capital and surplus, plus an additional 10% for loans secured by readily marketable collateral. This 15% limitation results in a dollar limitation of approximately $4,624,000 at June 30, 1999.

     Transactions in loans to officers, directors and employees are as follows for the years ended June 30:

                                               1999                       1998                       1997
                                        -------------------        -------------------        -------------------
                                                                       (In thousands)
Balance, beginning of year                       $    1,726                 $      788                 $    1,010
  New loans to employees                              1,676                        966                         92
  Principal paydowns and payoffs                       (135)                       (28)                      (314)
                                        -------------------        -------------------        -------------------
Balance, end of year                             $    3,267                 $    1,726                 $      788
                                        ===================        ===================        ===================

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999 (Continued)
--------------------------------------------------------------------------------

6.   ACCRUED INTEREST RECEIVABLE

     A summary of accrued interest receivable at June 30 follows:

                                          1999                     1998
                                   ------------------       ------------------
                                                (In thousands)
Loans receivable                           $    2,447               $    2,286
Mortgage-backed securities                        371                      378
Investment securities and other                   161                      110
                                   ------------------       ------------------
  Total                                    $    2,979               $    2,774
                                   ==================       ==================


7.   REAL ESTATE ACQUIRED THROUGH FORECLOSURE

     A summary of real estate acquired through foreclosure at June 30 follows:

                                         1999                      1998
                                   ------------------       ------------------
                                                   (In thousands)
One- to four-unit properties                 $    827               $    1,728
Multifamily                                         -                      274
Allowance for real estate losses                    -                     (100)
                                   ------------------       ------------------

  Total                                      $    827               $    1,902
                                   ==================       ==================


     Activity in the allowance for estimated real estate losses is as follows for the years ended June 30:

                                                              1999                      1998                     1997
                                                       ------------------        ------------------        ------------------
                                                                                    (In thousands)
Balance, beginning of year                                      $     100                 $      60                 $     557
(Recapture of) provision for real estate losses                       (40)                      124                        95
Charge-offs                                                           (60)                      (84)                     (592)
                                                       ------------------        ------------------        ------------------

Balance, end of year                                            $       -                 $     100                 $      60
                                                       ==================        ==================        ==================


     Net gain (loss) on real estate acquired through foreclosure is summarized as follows for the years ended June 30:

                                                                      1999                1998                1997
                                                               ---------------     ---------------     ---------------
                                                                                     (In thousands)
Net gain on sales of real estate                                     $     297           $     153           $      49
Other (expenses) income, net                                               (82)               (138)                203
Recapture of (provision for) real estate losses                             40                (124)                (95)
                                                               ---------------     ---------------     ---------------

Net gain (loss) on real estate acquired through foreclosure          $     255           $    (109)          $     157
                                                               ===============     ===============     ===============

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999 (Continued)
--------------------------------------------------------------------------------

8.   PREMISES AND EQUIPMENT

     A summary of premises and equipment at June 30 follows:

                                                    1999              1998
                                                ------------      -----------
                                                        (In thousands)
Land                                             $       523       $      523
Office buildings                                       5,066            5,055
Furniture, fixtures and equipment                      3,688            3,519
                                                ------------      -----------
  Total                                                9,277            9,097
Less accumulated depreciation and amortization        (6,111)          (5,560)
                                                ------------      -----------

  Total                                          $     3,166       $    3,537
                                                ============      ===========


9.   DEPOSIT ACCOUNTS

     Deposit accounts are summarized as follows at June 30:

                                           1999                               1998
                                    -----------------------           --------------------
                                                   Interest                       Interest
                                    Balance          rate*            Balance       rate*
                                                     (Dollars in thousands)
Passbook accounts                    $   19,466        2.00%           $  17,892      2.00%
Money market savings accounts            85,176        4.47%              47,469      4.64%
NOW accounts                             20,397        1.00%              20,808      1.23%
Noninterest-bearing accounts             13,000           -                9,660         -
                                    -----------                       ----------
    Total                               138,039        3.19%              95,829      2.94%

Certificates of deposit:**
  Less than three months                  3,203        3.92%               2,637      3.97%
  Three to six months                     4,706        4.06%               6,490      4.42%
  Six to twelve months                   47,835        4.63%              29,861      4.91%
  Twelve months and greater             130,323        4.96%             160,464      5.49%
                                    -----------                       ----------
    Total                               186,067        4.83%             199,452      5.35%
                                    -----------                       ----------
      Total                          $  324,106        4.14%           $ 295,281      4.57%
                                    ===========                       ==========

*   Based on weighted average stated interest rates.
** Based on original maturity. Also, at June 30, 1999, included in certificate accounts are 414 accounts totaling $57,026,000, with balances of $100,000 or more

     Certificate accounts are scheduled to mature as follows at June 30, 1999:

                                             (In thousands)
Within one year                              $     167,823
One to two years                                     9,211
Two to three years                                   4,438
Three to four years                                  3,128
Four to five years                                   1,467
                                             -------------
  Total                                      $     186,067
                                             =============

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999 (Continued)
--------------------------------------------------------------------------------

     Interest expense on deposit accounts is summarized as follows for the year ended June 30:

                                    1999           1998             1997
                                ------------    ------------     ------------
                                               (In thousands)
Passbook accounts                $       367     $       377      $       348
NOW accounts                             240             309              280
Money market savings accounts          3,069           1,367              493
Certificate accounts                   9,856          11,574           11,074
                                ------------    ------------     ------------
  Total                          $    13,532     $    13,627      $    12,195
                                ============    ============     ============


10.  OTHER BORROWED FUNDS

     Advances from the Federal Home Loan Bank (FHLB) are scheduled to mature as follows at June 30, 1999:

                                                (In thousands)
Year ending June 30:
  2000                                           $     46,071
  2001                                                 24,154
  2002                                                 26,639
  2003                                                  1,138
  2004                                                 10,000
                                                -------------
   Total                                         $    108,002
                                                =============

     At June 30, 1999 and 1998, the weighted average interest rate on FHLB advances was 5.41% and 6.21%, respectively. At June 30, 1999, the advances, all of which are fixed rate, were collateralized by certain real estate loans with aggregate unpaid principal balances of approximately $166.9 million and by certain mortgage-backed securities with an aggregate remaining principal balance of approximately $16.5 million and the Company's investment in the capital stock of the FHLB of San Francisco.

     The following summarizes activities in advances from the FHLB for the year ended June 30:

                                                       1999          1998         1997
                                                   ------------  -----------  -----------
                                                           (Dollars in thousands)
Average amount outstanding during the period        $   97,110    $   72,722   $   73,513
                                                   ===========   ===========  ===========

Maximum amount outstanding at any month-end
  during the period                                 $  108,017    $   75,876   $   78,172
                                                   ===========   ===========  ===========

Weighted average interest rate during the period          5.68%         6.28%        6.25%
                                                   ===========   ===========  ===========

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999 (Continued)
--------------------------------------------------------------------------------

     The following summarizes activities in securities sold under agreements to repurchase as of June 30:

                                                                     1999                1998                1997
                                                              ---------------     ---------------     ---------------
                                                                              (Dollars in thousands)
Average amount outstanding during the period                      $     3,831          $    6,528          $    8,729
                                                              ===============     ===============     ===============

Maximum amount outstanding at any month-end
  during the period                                               $    10,300          $    9,450          $    9,600
                                                              ===============     ===============     ===============

Weighted average interest rate during the period                         5.62%               6.04%               5.93%
                                                              ===============     ===============     ===============


     At June 30, 1999, there were no securities sold under agreements to repurchase outstanding. The Company enters into these agreements only with primary government securities dealers. The lender maintains possession of the collateral securities for these agreements.


11.  INCOME TAXES

     Income taxes are summarized as follows for the year ended June 30:

                               1999             1998              1997
                           ------------     -------------     ------------
                                            (In thousands)
Current:
  Federal                   $     1,499      $        978      $       225
  State                             503               251               43
                           ------------     -------------     ------------

    Total current                 2,002             1,229              268

Deferred:
  Federal                          (215)             (209)             173
  State                             (44)               24               93
                           ------------     -------------     ------------

    Total deferred                 (259)             (185)             266
                           ------------     -------------     ------------

      Total                 $     1,743      $      1,044      $       534
                           ============     =============     ============


     A reconciliation from the statutory federal income tax rate to the consolidated effective income tax rate follows for the year ended June 30:

                                             1999          1998         1997
                                          ----------    ----------   ----------
Federal income tax rate                         35.0%         35.0%        35.0%
State taxes, net of federal benefit              7.1           7.2          7.1
Other, net                                      (1.5)         (1.0)         0.1
                                          ----------    ----------   ----------

  Total                                         40.6%         41.2%        42.2%
                                          ==========    ==========   ==========

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999 (Continued)
--------------------------------------------------------------------------------

     At June 30, 1999 and 1998, the deferred components of the Company's total income tax liabilities (assets), as included in the consolidated statements of financial condition, are summarized as follows:

                                                1999             1998
                                            ------------     ------------
                                                   (In thousands)
Deferred tax liabilities:

  Federal Home Loan Bank stock dividends    $      1,022      $       903
  Depreciation                                       285              344
  Loan fees                                          727              817
  Prepaid expenses                                   120               56
  Other                                                -                -
                                            ------------     ------------

    Gross deferred tax liabilities                 2,154            2,120

Deferred tax assets:
  Bad debt reserve                                  (680)            (538)
  State taxes                                       (277)            (230)
  Deferred compensation                             (358)            (269)
  Capital loss carryforward                          (20)             (20)
  Unrealized losses on securities                   (308)              (9)
  Amortization of deposit premium                    (74)             (43)
  Other                                              (15)             (31)
                                            ------------     ------------

    Gross deferred tax assets                     (1,732)          (1,140)

Valuation allowance                                    -                -
                                            ------------     ------------

Net deferred tax liability                   $       422      $       980
                                            ============     ============


     The Association's financial statement retained earnings includes tax bad debt deductions for which no provision for federal income taxes has been made. If distributions to shareholders are made in excess of current or accumulated earnings and profits or if stock of the Association is partially redeemed, this tax bad debt reserve, which approximates $2,700,000 at June 30, 1999, will be recaptured into income at the then prevailing federal income tax rate. The related unrecognized deferred tax liability is approximately $945,000. It is not contemplated that the Association will make any disqualifying distributions that would result in the recapture of these reserves.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999 (Continued)
--------------------------------------------------------------------------------

12.  EARNINGS PER SHARE RECONCILIATION

                                                                                     Weighted
                                                                                     Average
                                                               Income                 Shares                Per Share
                                                             (Numerator)           (Denominator)              Amount
                                                         -------------------    --------------------    -------------------

                                                                                    June 30, 1999
                                                         ------------------------------------------------------------------
Basic EPS
  Income available to common stockholders                   $  2,548,000              2,190,000           $       1.16
Effect of Dilutive Securities
  Incremental shares from assumed exercise
    of outstanding options                                             -                 73,000                  (0.03)
                                                         -------------------    --------------------    -------------------
Diluted EPS
  Income available to common stockholders                   $  2,548,000              2,263,000           $       1.13
                                                         ===================    ====================    ===================

                                                                                    June 30, 1998
                                                         ------------------------------------------------------------------
Basic EPS
  Income available to common stockholders                   $  1,487,000              2,345,000           $       0.63
Effect of Dilutive Securities
  Incremental shares from assumed exercise
    of outstanding options                                             -                124,000                  (0.03)
                                                         -------------------    --------------------    -------------------
Diluted EPS
  Income available to common stockholders                   $  1,487,000              2,469,000           $       0.60
                                                         ===================    ====================    ===================

                                                                                    June 30, 1997
                                                         ------------------------------------------------------------------
Basic EPS
  Income available to common stockholders                   $    731,000              2,482,000           $       0.29
Effect of Dilutive Securities
  Incremental shares from assumed exercise
    of outstanding options                                             -                 37,000                      -
                                                         -------------------    --------------------    -------------------
Diluted EPS
  Income available to common stockholders                   $    731,000              2,519,000           $       0.29
                                                         ===================    ====================    ===================


13.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company conducts a portion of its operations from premises under operating leases. Rental expense, net of sublease payments, was $309,000, $307,000 and $206,000 for the years ended June 30, 1999, 1998 and 1997, respectively. Sublease payments were $158,000, $158,000 and $121,000 for the years ended June 30, 1999, 1998 and 1997, respectively. Minimum rental commitments for noncancelable leases follow at June 30, 1999:

                                    (In thousands)

First year                          $        417
Second year                                  215
Third year                                   217
Fourth year                                  217
Fifth year                                   181
Thereafter                                   217
                                    ------------
  Total                             $      1,464
                                    ============

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999 (Continued)
--------------------------------------------------------------------------------

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

     At June 30, 1999 and 1998, the Company had loan funding commitments of approximately $4.8 million and $3.0 million, respectively. Loan funding commitments are generally for a period of 15 to 45 days. The loan commitments outstanding at June 30, 1999 were primarily for adjustable rate mortgage loans, whereas they were predominantly for fixed rate mortgages as of June 30, 1998.

     The Company uses forward sales contracts to hedge interest rate exposure generally on secondary mortgage market operations. As of June 30, 1999, the Company had no open forward sales contracts. As of June 30, 1998, the Company had $1.0 million in open forward sales contracts.

     The Company provides a profit-sharing plan and a 401(k) plan, which are offered to officers and full-time employees meeting the eligibility requirements specified in the plans. The plans provide for optional annual contributions by the Company at the discretion of the Board of Directors. The 401(k) plan is a defined contributory plan which allows employee contributions. Total profit-sharing and 401(k) plan expenses were $100,000, $79,000 and $68,000 for the years ended June 30, 1999, 1998 and 1997, respectively. The Company's maximum annual contribution is 15% of the amount of eligible compensation.

     The Company previously maintained a separate defined benefit plan covering only outside Board of Director members. Such plan was terminated during the year ended June 30, 1995. Participants currently remaining in the plan will be paid out according to existing plan terms. No further contributions will be made by the Company. Pension expense was $18,000, $13,000 and $15,000 for the years ended June 30, 1999, 1998 and 1997, respectively. The accrued pension liability cost was approximately $150,000 at June 30, 1999.

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

     The ESOP borrowed $1,528,000 from the Company in order to purchase the common stock. The loan will be repaid principally from the Association's contributions to the ESOP over a period of seven years, and the collateral for the loan will be the common stock purchased by the ESOP. The interest rate for the loan is 8%. At June 30, 1999 the outstanding balance of the loan was $764,000 and a total of 95,470 shares of common stock has been allocated to employee accounts.

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999 (Continued)
--------------------------------------------------------------------------------

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

     The expense related to the ESOP for the year ended June 30, 1999 was approximately $367,000. At June 30, 1999, unearned compensation related to the ESOP approximated $655,000 and is shown as a reduction of stockholders' equity in the accompanying consolidated statements of financial condition.

     The Association maintains a non-qualified Supplemental Executive Retirement Plan (SERP) to provide certain officers and highly compensated employees with additional retirement benefits. The benefits provided under the SERP will make up the benefits lost to the SERP participants due to application of limitations on compensation and maximum benefits applicable to the Association's tax-qualified 401(k) plan and the ESOP. Benefits will be provided under the SERP at the same time and in the same form as the benefits will be provided under the 401(k) plan and the ESOP. Included in other assets at June 30, 1999 are $32,000 in investment securities accounted for as trading securities related to the SERP. Included in accrued expenses at June 30, 1999 is $97,000 of benefits related to the SERP.

     The Association has implemented a Directors' Deferred Fee Stock Unit Plan (Deferred Fee Plan) for its directors. The Deferred Fee Plan permits directors to defer receipt of directors' fees paid by the Association until their service with the Board of Directors terminates. The Deferred Fee Plan also permits directors to defer receipt of the vested accrued benefit otherwise payable from the terminated Director's Retirement Plan into the director's account under the terms of the Deferred Fee Plan. The directors' deferred fees are credited to the account of participating directors under the terms of the Deferred Fee Plan and are credited with earnings based on several investment choices, including Company stock. If a participant chooses to have deferred fees credited to a stock unit account with the Deferred Fee Plan, the participant will receive a benefit based on the value and appreciation in the stock of the Company. Included in other assets at June 30, 1999 is $298,000 in investment securities accounted for as trading securities related to the Deferred Fee Plan. Included in accrued expenses at June 30, 1999 is $572,000 of deferrals related to the Deferred Fee Plan.

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

     The Stock Compensation Plan allocated 16,366 shares to current and future directors with the remaining shares allocated to employees. The shares allocated to directors are granted in equal installments over a five-year period. The shares allocated to employees are granted over a five-year period, with a percentage considered as a

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999 (Continued)
--------------------------------------------------------------------------------

base grant and the remaining percentages granted if the Company achieves certain performance levels. The percentages are determined by the Company's compensation committee. The expense related to the Stock Compensation Plan for the year ended June 30, 1999 was approximately $203,000.

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

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999 (Continued)
--------------------------------------------------------------------------------

     Had compensation costs for the stock option components of the 1995 Stock Option and 1997 Stock-Based Incentive Plans been determined based upon the fair value at the date of grant consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated as follows as of June 30 for the years indicated:

                                                                 1999                1998                1997
                                                           ----------------    ----------------    ----------------
                                                                     (In thousands, except per share data)
Net earnings:
  As reported                                                 $    2,548          $    1,487           $     731
  Pro forma                                                        2,252               1,218                 469
Earnings per common share - Basic:
  As reported                                                 $     1.16          $     0.63           $    0.29
  Pro forma                                                   $     1.03          $     0.52           $    0.19
Earnings per common share - Diluted:
  As reported                                                 $     1.13          $     0.60           $    0.29
  Pro forma                                                   $     1.00          $     0.49           $    0.19

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% for all years; risk-free interest rate of 6.00% for 1999, 5.50% for 1998 and 6.50% for 1997; expected life of 7 years for 1999 and 10 years for 1998 and 1997; and a volatility factor of 25.72% for 1999, 23.37% for 1998 and 18.79% for 1997.

     Stock options granted, exercised or forfeited were as follows:

                                                                          Weighted Average                Weighted Average
                                               Number of                   Exercise Price                   Fair Value of
                                             Option Shares                of Option Shares              Option Shares Granted
Outstanding June 30, 1996                       261,850                     $      9.63
  Granted during year                            15,275                           12.88                      $     12.88
  Forfeited during year                          (2,182)                           9.63
                                             ----------                     --------------
Outstanding June 30, 1997                       274,943                            9.81
  Granted during year                            20,100                           17.13                            17.13
  Exercised during year                          (5,892                            9.63
  Forfeited during year                          (1,746                            9.63
                                             ----------                     --------------
Outstanding June 30, 1998                       287,405                           10.33
  Granted during year                            37,425                           12.22                            12.22
  Forfeited during year                          (1,400                           17.13
                                             ----------                     --------------
Outstanding June 30, 1999                       323,430                     $     10.52
                                             ==========

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999 (Continued)
--------------------------------------------------------------------------------

     Financial data pertaining to outstanding stock options as of June 30, 1999 were as follows:

                                                                                                                  Weighted
                                             Weighted                Weighted                                      Average
                        Number               Average                 Average               Number of           Exercise Price
   Exercise           of Option             Remaining             Exercise Price          Exercisable          of Exercisable
    Price               Shares           Contractual Life        of Option Shares        Option Shares          Option Shares
--------------    ----------------    --------------------    --------------------    ------------------    -------------------
   $   9.63                252,030              6.5               $   9.63                  149,032               $    9.63
   $  12.88                 15,275              7.7               $  12.88                    7,638               $   12.88
   $  17.13                 18,700              8.6               $  17.13                   10,167               $   17.13
   $  11.75                 14,025              9.2               $  11.75                        -                       -
   $  12.50                 23,400              9.6               $  12.50                        -                       -
                  ----------------    --------------------    --------------------    ------------------    -------------------
                           323,430              7.1               $  10.52                  166,837               $   10.24
                  ================                                                    ==================

     During the year ended June 30, 1995, the Company entered into employment agreements (Agreements) with its president/chief executive officer and its executive vice president/chief financial officer. The Agreements provide for three-year terms for both individuals commencing on June 28, 1995 which have been extended through June 28, 2002. The Agreements provide that, commencing on the first anniversary date and continuing each anniversary date thereafter, the Board of Directors may extend the Agreements for an additional year so that the remaining term shall be three years. The Agreements provide for the payment of severance benefits upon termination.


14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosures of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at June 30, 1999 and 1998:

                                                                                               1999
                                                                             --------------------------------------
                                                                                 Carrying                Estimated
                                                                                  amount                fair value
                                                                                          (In thousands)
Assets:
Cash, including short-term bank obligations                                       $  9,515                $  9,515
Investment securities available for sale                                            25,816                  25,816
Mortgage-backed securities available for sale                                       24,871                  24,871
Mortgage-backed securities held to maturity                                         37,717                  36,984

Loans receivable:
  Fixed                                                                             91,164                  90,199
  Variable                                                                         263,496                 263,496

Federal Home Loan Bank stock                                                         5,407                   5,407

Liabilities:
Term deposit accounts                                                              186,067                 186,374
Other deposit accounts                                                             138,039                 138,039
Borrowings                                                                         108,002                 106,948

Off-balance sheet unrealized gains (losses):
Loan funding commitments                                                                 -                       -
Forward sales contracts                                                                  -                       -

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999 (Continued)
--------------------------------------------------------------------------------

                                                                                                  1998
                                                                               ---------------------------------------
                                                                                   Carrying                Estimated
                                                                                    amount                 fair value
                                                                                            (In thousands)
Assets:
Cash, including short-term bank obligations                                        $ 20,008                $ 20,008
Investment securities available for sale                                             19,221                  19,221
Mortgage-backed securities available for sale                                        29,383                  29,383
Mortgage-backed securities held to maturity                                          29,936                  30,089

Loans receivable:
  Fixed                                                                              62,516                  63,914
  Variable                                                                          233,150                 233,150

Federal Home Loan Bank stock                                                          4,234                   4,234

Liabilities:
Term deposit accounts                                                               199,452                 200,130
Other deposit accounts                                                               95,829                  95,829
Borrowings                                                                           76,543                  77,232

Off-balance sheet unrealized gains (losses):
Loan funding commitments                                                                  -                       6
Forward sales contracts                                                                   -                      (2)

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

     The fair value of nonperforming loans with a carrying value of approximately $1,524,000 and $1,911,000 at June 30, 1999 and 1998, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the market place for such loans. These nonperforming loans are primarily residential real estate loans.

     The fair value of Federal Home Loan Bank stock is based on its redemption value.

     The fair value of term deposit accounts is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of other deposit accounts is the amount payable on demand at June 30, 1999 and 1998.

     Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of borrowings.

     For fixed-rate loan funding commitments, the fair value is estimated based on the difference between current levels of interest rates and the committed rates.

     The fair value of forward sales contracts is based on dealer quotes.

     The fair value estimates presented herein are based on pertinent information available to management as of June 30, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999 (Continued)
--------------------------------------------------------------------------------

statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.


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

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999 (Continued)
--------------------------------------------------------------------------------

16.  PARENT COMPANY FINANCIAL INFORMATION

     The following presents the unconsolidated financial statements of the parent company only, SGV Bancorp, Inc. (Note 1).

SGV BANCORP, INC. (Parent company only)

STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 1999 AND 1998

                                                                        1999                              1998
                                                                 ------------------                ------------------
                                                                                    (In thousands)
ASSETS:
Cash and cash equivalents                                      $                608              $              1,995
Investment securities available for sale                                        725                               258
Mortgage-backed securities available for sale                                     -                               862
Investment in subsidiary                                                     30,489                            27,769
Receivable from subsidiary                                                      764                               982
Other assets                                                                     38                               367
                                                               --------------------              --------------------

  Total assets                                                 $             32,624              $             32,233
                                                               ====================              ====================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accrued expenses and other liabilities                         $                253              $                  -
                                                               --------------------              --------------------
  Total liabilities                                                             253                                 -
Stockholders' equity                                                         32,371                            32,233
                                                               --------------------              --------------------
    Total liabilities and stockholders' equity                 $             32,624              $             32,233
                                                               ====================              ====================

SGV BANCORP, INC. (Parent company only)

STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED JUNE 30, 1999

                                                                            1999               1998               1997
                                                                     ---------------    ---------------    ---------------
                                                                                          (In thousands)
Interest income                                                      $           124    $           266    $           360
Other expenses                                                                  (190)              (249)              (212)
Income taxes                                                                      27                 (7)               (62)
                                                                     ---------------    ---------------    ---------------
  Earnings before equity in net earnings of subsidiary                           (39)                10                 86
Equity in net earnings of subsidiary                                           2,587              1,477                645
                                                                     ---------------    ---------------    ---------------

Net earnings                                                         $         2,548    $         1,487    $           731
                                                                     ===============    ===============    ===============

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999 (Continued)
--------------------------------------------------------------------------------

SGV BANCORP, INC. (Parent company only)

SUMMARY STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED JUNE 30, 1999

                                                                            1999               1998               1997
                                                                       -------------      -------------      --------------
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                               $ 2,548            $ 1,487             $   731
  Adjustments to reconcile net earnings to net cash provided by
    (used in) operating activities:
  (Gain) loss on sale or redemption of investment
    securities available for sale                                                (64)                (5)                 13
  Equity in net earnings of subsidiary                                        (2,587)            (1,477)               (645)
  Premium amortization on securities                                               4                 15                  19
  Increase in accrued expenses and other liabilities                             253                  -                   -
  Decrease (increase) in other assets                                            329               (228)                 74
                                                                     ---------------    ---------------    ----------------
    Net cash provided by (used in) operating activities                          483               (208)                192

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities available for sale                          (586)              (750)                  -
  Proceeds from sale or redemption of investment
    securities available for sale                                                187              2,005               1,487
  Principal repayments on mortgage-backed securities                             858                461                 363
  Principal repayment on loan to subsidiary                                      218                218                 218
                                                                     ---------------    ---------------    ----------------
    Net cash provided by investing activities                                    677              1,934               2,068

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options                                                        -                 60                   -
  Purchase of treasury stock                                                  (2,547)                 -              (2,884)
  Other, net                                                                       -                  5                   -
                                                                     ---------------    ---------------    ----------------
    Net cash (used in) provided by financing activities                       (2,547)                65              (2,884)
                                                                     ---------------    ---------------    ----------------

Net (decrease) increase in cash and cash equivalents                          (1,387)             1,791                (624)
CASH AND CASH EQUIVALENTS,
  beginning of year                                                            1,995                204                 828
                                                                     ---------------    ---------------    ----------------
CASH AND CASH EQUIVALENTS, end of year                                       $   608            $ 1,995             $   204
                                                                     ===============    ===============    ================

NONCASH INVESTING ACTIVITIES DURING
  THE YEAR:                                                               1999               1998                1997
                                                                     ---------------    ---------------    ----------------
Change in net unrealized gain/loss on securities
  available for sale, net of taxes                                           $     3            $   (12)            $   (39)

SGV BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999 (Continued)
--------------------------------------------------------------------------------

17.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of quarterly results for the years ended June 30, 1999 and 1998:

                                                        First             Second              Third             Fourth
(In thousands, except per share data)                  Quarter            Quarter            Quarter            Quarter
1999
  Interest income                                       $7,537             $8,126             $8,095             $8,020
  Interest expense                                       4,675              5,032              4,878              4,785
  Provision for loan losses                                269                210                280                210
  Net earnings                                             566                624                701                657
  Earnings per share - basic                              0.25               0.28               0.32               0.30
  Earnings per share - diluted                            0.24               0.27               0.31               0.29

1998
  Interest income                                       $7,324             $7,459             $7,434             $7,385
  Interest expense                                       4,817              4,840              4,533              4,471
  Provision for loan losses                                 75                268                115                277
  Net earnings                                             331                234                491                431
  Earnings per share - basic                              0.14               0.10               0.21               0.18
  Earnings per share - diluted                            0.14               0.09               0.20               0.17

18.  SUBSEQUENT EVENTS

     On July 12, 1999, SGV and IndyMac Mortgage Holdings, Inc. (IndyMac) entered into an Agreement and Plan of Merger pursuant to which IndyMac would acquire SGV for cash. Under the terms of the merger agreement, each share of SGV common stock would be exchanged for $25.00 in cash. This price may be subject to adjustment as a result of changes in the net portfolio value of assets and liabilities of SGV. In no event will the purchase price per share be reduced below $22.50 or increased above $27.50 per share. IndyMac will acquire all of the shares outstanding and subject to options of SGV. The transaction is subject to the approval of the stockholders of both SGV and IndyMac as well as certain regulatory approvals including the OTS. The merger is expected to be completed in the first half of 2000.

     On July 25, 1999, the Association completed its acquisition of two branches of Citibank, California, a federal savings bank. The branch located in La Verne was combined with an existing branch located in the same shopping center. The second branch is located in Covina in a freestanding branch building at 100 North Azusa Avenue. The Association acquired approximately $37 million in total deposits from Citibank. The Association paid a one-time premium of 3.50% of the deposits acquired and purchased the branch in Covina for $475,000.

Item 9.  Change in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

     None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     Incorporated herein by this reference is the information set forth in the section entitled "Information with Respect to Nominees, Continuing Directors and Executive Officers" contained in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement"). Pursuant to General Instruction G(3) to the Form 10-K, the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders will be filed with the Commission not later than (20 days) after the end of the fiscal year covered by this Form 10-K.


Item 11.  Executive Compensation
--------------------------------

     Incorporated herein by this reference is the information set forth in the section entitled "Executive Compensation" contained in the 1999 Proxy Statement. Pursuant to General Instruction G(3) to the Form 10-K, the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders will be filed with the Commission not later than (20 days) after the end of the fiscal year covered by this Form 10-K.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Incorporated herein by this reference is the information set forth in the sections entitled "Security Ownership of Certain Beneficial Owners" and "Information with Respect to Nominees, Continuing Directors and Executive Officers" contained in the 1999 Proxy Statement. Pursuant to General Instruction G(3) to the Form 10-K, the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders will be filed with the Commission not later than (20 days) after the end of the fiscal year covered by this Form 10-K.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Incorporated herein by this reference is the information set forth in the section entitled "Transactions with Certain Related Persons" contained in the 1999 Proxy Statement. Pursuant to General Instruction G(3) to the Form 10-K, the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders will be filed with the Commission not later than (20 days) after the end of the fiscal year covered by this Form 10-K.


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)(1)  Financial Statements

                                  Description
                                  -----------

        Independent Auditors' Report
        Consolidated Statements of Financial Condition as of June 30, 1999 and 1998
        Consolidated Statements of Operations for Each of the Three Years in the Period
        Ended June 30, 1999
        Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended June 30, 1999
        Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended June 30, 1999
        Notes to Consolidated Financial Statements for Each of the Three Years in the Period Ended June 30, 1999

(a)(2)  Financial Statement Schedules

        All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or the notes thereto.

(a)(3)  Exhibits

          (a)  The following exhibits are filed as part of this report:

          2.1 Agreement to Purchase Assets and Assume Liabilities by and between First Federal Savings and Loan Association of San Gabriel Valley and Citibank, Federal Savings Bank***
          2.2 Agreement and Plan of Merger dated as of July 12, 1999 by and between SGV Bancorp, Inc. and IndyMac Mortgage Holdings, Inc.****
          3.1  Certificates of Incorporation of SGV Bancorp, Inc.*
          3.2  Bylaws of SGV Bancorp, Inc.*
          4.0  Stock Certificate of SGV Bancorp, Inc.*
         10.1 Employment Agreement between First Federal Savings and Loan Association of San Gabriel Valley and Barrett G. Andersen*****
         10.2 Employment Agreement between SGV Bancorp, Inc. and Barrett G. Andersen*****
         10.3 Employment Agreement between First Federal Savings and Loan Association of San Gabriel Valley and Ronald A. Ott*****
         10.4 Employment Agreement between SGV Bancorp, Inc. and Ronald A. Ott (filed electronically with the SEC)*****
         10.5 Form of Two-year Change in Control Agreement between First Federal Savings and Loan Association of San Gabriel Valley and certain executive officers*****
         10.6 Form of Two-year Change in Control Agreement between SGV Bancorp, Inc. and certain executive officers*****
         10.7 Form of One-year Change in Control Agreement between First Federal Savings and Loan Association of San Gabriel Valley and certain officers*****
         10.8 Form of One-year Change in Control Agreement between SGV Bancorp, Inc. and certain officers*****
         10.9  Form of Proposed First Federal Savings and Loan Association of
               San Gabriel Valley Employee Severance Compensation Plan*
        10.10  First Federal Savings and Loan Association of San Gabriel Valley
               Employees' Savings & Profit Sharing Plan and Trust*
        10.11 Form of First Federal Savings and Loan Association of San Gabriel Valley 1995 Supplemental Executive Retirement Plan*
        10.12 First Federal Savings and Loan Association of San Gabriel Valley 1995 Directors Deferred Stock Unit Plan**
        10.13  SGV Bancorp, Inc. Amended 1997 Stock-Based Incentive Plan*****
        10.14  SGV Bancorp, Inc. 1995 Amended and Restated Stock-Based
               Incentive Plan*****
         11.0  Computation of Earnings Per Share (filed herewith under Item 8)
         21.0 Subsidiary Information is incorporated herein by reference to "Part I - Subsidiary Activities"
         23.0  Consent of Independent Accountant
         27.0  Financial Data Schedule (filed electronically with the SEC)
          (b)  Reports on Form 8-K
               i. On July 14, 1999, the Company filed a Current Report on Form 8-K to announce that it had entered into a definitive merger agreement with IndyMac Mortgage Holdings, Inc.
               ii. On April 5, 1999, the Company filed a Current Report on Form
                   8-K to announce that the Association had entered into a definitive agreement with Citibank, California to acquire two of Citibank's branches.

________________
* Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on March 6, 1995, Registration No. 33-90018.
**    Incorporated herein by reference from the Definitive Proxy material for the Registrant's 1995 Annual Meeting of Stockholders, filed on December 7, 1995.
***   Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on April 5, 1999, Registration No. 33-90018.
**** Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on July 14, 1999, Registration No. 33-90018.
***** Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K filed on September 28, 1998, Registration No. 33-90018.

CONFORMED                     SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SGV BANCORP, INC.


                                        By: /s/ Barrett G. Andersen
                                            -----------------------
                                        Barrett G. Andersen
DATED: September 22, 1999               President, Chief Executive Officer
                                        and Director


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dated indicated.

                  Name                                       Title                              Date
                  ----                                       -----                              ----
/s/ Barrett G. Andersen                         President, Chief Executive Officer         September 22, 1999
-----------------------------------------
Barrett G. Andersen                             and Director
                                                (principal executive officer)

/s/ Ronald A. Ott                               Executive Vice President, Chief            September 22, 1999
-----------------------------------------
Ronald A. Ott                                   Financial Officer and Treasurer
                                                (principal accounting officer)

/s/ John D. Randall                             Chairman of the Board                      September 22, 1999
-----------------------------------------
John D. Randall                                 of Directors


/s/ Royce A. Stutzman                           Director                                   September 22, 1999
-----------------------------------------
Royce A. Stutzman


/s/ Irven G. Reynolds                           Director                                   September 22, 1999
-----------------------------------------
Irven G. Reynolds


/s/ Benjamin S. Wong                            Director                                   September 22, 1999
-----------------------------------------
Benjamin S. Wong


/s/ Thomas A. Patronite                         Director                                   September 22, 1999
-----------------------------------------
Thomas A. Patronite

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

                                                  Deloitte & Touche, LLP



        Financial Information                                                            Annual Meeting

 For Information about SGV Bancorp,                                             The Annual Meeting of Stockholders
Inc. and its subsidiaries, contact:                                                 will be held at 2:00 p.m.
            Ronald A. Ott                           Market Information            on November 18, 1999, at the
      225 North Barranca Street                                                          Radisson Hotel
        West Covina, CA 91791                          Symbol: SGVB                    San Gabriel Valley
            (626)859-4210                           Quoted: NASDAQ-NMS            14635 Baldwin Park Town Ctr
                                                                                     Baldwin Park, CA 91706


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

                                                          Duarte
                                                1475 East Huntington Drive
                                                     Duarte, CA 91010

                                                      SGV BANCORP, INC.


                                                          Directors
  Benjamin S. Wong, Ph.D.
      General Manager                                 Barrett Andersen                               Irven G. Reynolds
 The Great Wall Restaurant                                President                                        Owner
                                                   Chief Executive Officer                       Reynolds Buick/GMC Trucks
  Royce A. Stutzman, CPA
     Managing Partner                              John D. Randall, Ed.D.                           Thomas A. Patronite
Vicente, Lloyd, & Stutzman                         Educational Consultant                                President
           CPAs                                                                                   Azusa Engineering, Inc.


                                                          Officers
     Barrett Andersen
         President                                      Ronald A. Ott                               Edie J. Beachboard
  Chief Executive Officer                         Executive Vice President                          Corporate Secretary
                                                   Chief Financial Officer                            Vice President
                                                                                                      Human Resources



                                         FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION
                                                    OF SAN GABRIEL VALLEY
     Barrett Andersen
         President                                      Ronald A. Ott                               Jeanne R. Thompson
  Chief Executive Officer                         Executive Vice President                         Senior Vice President
                                                   Chief Financial Officer                            Retail Banking
    Michael A. Quigley
   Senior Vice President                              Dale J. Schiering                             Edie J. Beachboard
 Retail Banking, Marketing                          Senior Vice President                           Corporate Secretary
  Administrative Services                           Chief Lending Officer                             Vice President
                                                                                                      Human Resources
     Douglas E. Nigbor
      Vice President                                  Raymond A. Spirko                             Jeffrey E. Foreman
  Marketing and Corporate                              Vice President                                 Vice President
      Communications                             Asset/Liability Management                     Director of Internal Audit
                                                     Information Systems

                                                      M. Douglass Barry
                                                       Vice President
                                                      Loan Origination