Form 10-Q
period 1999-09-30
SGV BANCORP INC
filed 1999-11-12
CIK 940511

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to_______________________

                         Commission File Number 0-25664

                                SGV BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                         95-4524789
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization                                              Identification No.)

225 NORTH BARRANCA STREET, WEST COVINA, CALIFORNIA                        91791
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,176,323 shares of common stock, par value $0.01 per share, were outstanding as of November 9, 1999.

                                SGV BANCORP, INC.
                                    FORM 10-Q
                                      INDEX


PART I      FINANCIAL INFORMATION                                       PAGE
                                                                        ----

Item 1      Consolidated Statements of Financial Condition:
            September 30, 1999 (unaudited) and June 30, 1999..............1

            Consolidated Statements of Operations (unaudited):
            For the Three Months Ended September 30, 1999 and 1998........2

            Consolidated Statements of Cash Flows (unaudited):
            For the Three Months Ended September 30, 1999 and 1998........3

            Notes to Consolidated Financial Statements....................5

Item 2      Management's Discussion and Analysis of
            Results of Operations and Financial Condition.................6

Item 3      Quantitative and Qualitative Disclosure Regarding
            Market Risk..................................................16

PART II     OTHER INFORMATION

Item 1      Legal Proceedings............................................17

Item 2      Changes in Securities........................................17

Item 3      Defaults Upon Senior Securities..............................17

Item 4      Submission of Matters to a Vote of Security Holders..........17

Item 5      Other Information............................................17

Item 6      Exhibits and Reports on Form 8-K.............................17

SIGNATURES  .............................................................18


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS, except share data)
----------------------------------------------------------------------------------------------------------
                                                                             September 30,     June 30,
                                                                                 1999            1999
                                                                            --------------  --------------
                                                                             (Unaudited)
ASSETS:
 Cash and cash equivalents, including short-term bank obligations of
  $1,950 at September 30, 1999 and $4,940 at June 30, 1999                   $     6,650     $     9,515
 Investment securities available for sale, amortized cost of $45,612
   at September 30, 1999 and $26,109 at June 30, 1999                             45,187          25,816
 Mortgage-backed securities available for sale, amortized cost of
  $24,006 at September 30, 1999 and $25,326 at June 30, 1999                      23,406          24,871
 Mortgage-backed securities held to maturity, estimated fair value of
  $35,510 at September 30, 1999 and $36,984 at June 30, 1999                      36,550          37,717
 Loans receivable held for sale                                                      460             100
 Loans receivable held for investment, net of allowance for loan losses of
  $2,013 at September 30, 1999 and $1,845 at June 30, 1999                       365,276         354,989
 Accrued interest receivable                                                       2,991           2,979
 Stock of Federal Home Loan Bank of San Francisco, at cost                         5,478           5,407
 Real estate acquired through foreclosure, net                                       294             827
 Premises and equipment, net                                                       3,625           3,166
 Prepaid expenses and other assets, net                                            4,593           3,343
                                                                            --------------  --------------
     Total assets                                                            $   494,510     $   468,730
                                                                            ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
 Deposit accounts                                                            $   362,634     $   324,106
 Federal Home Loan Bank advances                                                  93,959         108,002
 Securities sold under agreements to repurchase
 Accrued expenses and other liabilities                                            5,127           4,251
                                                                            --------------  --------------
     Total liabilities                                                           461,720         436,359

 STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued
 Common stock, $.01 par value; 10,000,000 shares authorized;
    2,727,656 issued; 2,176,323 shares outstanding at September 30, 1999
    and at June 30, 1999                                                              27              27
 Additional paid-in capital                                                       21,391          21,297
 Retained earnings, substantially restricted                                      19,669          19,236
 Accumulated other comprehensive income                                             (603)           (440)
 Deferred stock compensation                                                      (1,086)         (1,141)
 Treasury stock; 551,333 shares at September 30, 1999 and at June 30, 1999        (6,608)         (6,608)
                                                                            --------------  --------------
     Total stockholders' equity                                                   32,790          32,371
                                                                            --------------  --------------
     Total liabilities and stockholders' equity                              $   494,510     $   468,730
                                                                            ==============  ==============



SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)(UNAUDITED)
-----------------------------------------------------------------------------------------------------------
                                                                                For the Three Months
                                                                                 Ended September 30,
                                                                        -----------------------------------
                                                                              1999              1998
                                                                        ----------------   ----------------
INTEREST INCOME:
  Interest on loans                                                         $    6,777      $    5,939
  Interest on investment securities                                                574             365
  Interest on mortgage-backed securities                                           979           1,024
  Other                                                                            128             209
                                                                        ----------------   ----------------
      Total interest income                                                      8,458           7,537

INTEREST EXPENSE:
  Interest on deposit accounts                                                   3,655           3,397
  Interest on borrowings                                                         1,360           1,278
                                                                        ----------------   ----------------
      Total interest expense                                                     5,015           4,675
                                                                        ----------------   ----------------

Net interest income before provision for loan losses                             3,443           2,862
PROVISION FOR LOAN LOSSES                                                          210             269
                                                                        ----------------   ----------------
Net interest income after provision for loan losses                              3,233           2,593

OTHER INCOME :
  Loan servicing and other fees                                                    112             145
  Deposit account fees                                                             194             144
  Secondary marketing activity, net                                                  3              21
  (Loss) gain on sale of securities available for sale, net                        (29)              7
  Other income                                                                     157              96
                                                                        ----------------   ----------------
      Total other income                                                           437             413

OTHER EXPENSES:
General and administrative expenses:
  Compensation and other employee expenses                                       1,422           1,229
  Office occupancy                                                                 271             266
  Equipment                                                                        344             277
  Advertising                                                                       60              30
  FDIC insurance premiums                                                           47              44
  Merger-related expenses                                                          230
  Other operating expenses                                                         470             343
                                                                        ----------------   ----------------
      Total general and administrative expenses                                  2,844           2,189
  Net gain on real estate acquired through foreclosure                             (49)           (145)
                                                                        ----------------   ----------------
      Total other expenses                                                       2,795           2,044
                                                                        ----------------   ----------------

EARNINGS BEFORE INCOME TAXES                                                       875             962
INCOME TAXES                                                                       442             396
                                                                        ----------------   ----------------
     NET EARNINGS                                                           $      433      $      566
                                                                        ================   ================
EARNINGS PER SHARE-Basic                                                    $     0.20      $     0.25
                                                                        ================   ================
EARNINGS PER SHARE-Diluted                                                  $     0.18      $     0.24
                                                                        ================   ================


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)
-----------------------------------------------------------------------------------------------------------
                                                                                FOR THE THREE MONTHS
                                                                                 ENDED SEPTEMBER 30,
                                                                         ----------------------------------
                                                                                1999             1998
                                                                         -----------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                             $       433         $    566
 Adjustments  to  reconcile  net  earnings  to net cash  provided by operating activities:
   Depreciation and amortization                                                  209              172
   Loans originated for sale                                                   (1,584)          (6,145)
   Proceeds from sale of loans                                                  1,227            4,960
   Gain on sale of loans, net                                                      (3)             (40)
   Gain on sale of investments available for sale, net                                             (10)
   Gain on sale of mortgage-backed securities available for sale, net                               (2)
   Federal Home Loan Bank stock dividend                                          (70)             (62)
   Increase in prepaid expenses and other assets                               (1,321)              (6)
   Amortization of deferred loan fees                                             (37)             (27)
   Deferred loan origination costs                                               (100)            (119)
   Increase in accrued expenses and other liabilities                             990            1,434
   Provision for loan losses                                                      210              269
   Provision for (recapture of) real estate losses                                  3              (45)
   Premium amortization, net                                                       73              168
   Increase in accrued interest receivable                                        (11)            (143)
   Other, net                                                                     107             (222)
                                                                         =================   ==============
    Net cash provided by operating activities                                     126              748

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment securities available for sale                         (38,000)          (6,948)
 Proceeds from sale and redemption of investment securities available
  for sale                                                                     18,500           14,010
 Purchase of mortgage-backed securities available for sale                                     (10,153)
 Proceeds from sale of mortgage-backed securities available for sale                             6,931
 Purchase of mortgage-backed securities held to maturity                         (667)         (10,030)
 Principal repayments on mortgage-backed securities                             3,103            5,124
 Loans funded, net                                                            (21,524)         (16,102)
 Loans purchased, net                                                          (2,309)         (22,015)
 Principal repayments on loans                                                 13,719           21,531
 Proceeds from sale of real estate                                                585            1,582
 Purchase of premises and equipment                                              (622)             (17)
 Purchase of Federal Home Loan Bank Stock                                                         (906)
 Other, net                                                                      (410)             (15)
                                                                         =================   ==============
    Net cash used in investing activities                                     (27,625)         (17,008)


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)(CONTINUED)
-----------------------------------------------------------------------------------------------------------
                                                                                   FOR THE THREE MONTHS
                                                                                   ENDED SEPTEMBER 30,
                                                                          ---------------------------------
                                                                                 1999            1998
                                                                          ----------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in certificate accounts                                       $    10,926     $     5,865
 Net (decrease) increase in passbook , money market savings
   NOW and non-interest-bearing accounts                                         (9,200)            902
 Purchase of deposit accounts                                                    36,802
 Proceeds from Federal Home Loan Bank advances                                   14,000          35,000
 Repayment of Federal Home Loan Bank advances                                   (28,043)         (1,505)
 Proceeds from securities sold under agreements to repurchase                                     4,300
 Repayment of securities sold under agreements to repurchase
 Purchase of treasury stock                                                                      (1,992)
 Other, net                                                                         149             141
                                                                          ----------------  ---------------
    Net cash provided by financing activities                                    24,634          42,711

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (2,865)         26,451

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    9,515          20,008
                                                                          ----------------  ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $     6,650     $    46,459
                                                                          ================  ===============

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid during the period for:
Interest                                                                    $     4,981     $     4,646
Income taxes, net                                                                    50             375

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Real estate acquired through foreclosure                                                            692
Change in net unrealized loss on investment securities and
  mortgage-backed securities available for sale, net of taxes                      (163)            (47)

                        SGV BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited consolidated financial statements include the accounts of SGV Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings and Loan Association of San Gabriel Valley (the "Association") and its wholly-owned subsidiary, First Covina Service Company. The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring adjustments necessary for a fair presentation have been included. The results of operations for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

      These consolidated financial statements and the information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" should be read in conjunction with the audited consolidated financial statements and notes thereto of SGV Bancorp, Inc. for the year ended June 30, 1999 included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.


2.    Earnings Per Share
      ------------------

      Earnings per share reconciliation is as follows:


                                                                   WEIGHTED
                                                                    AVERAGE
                                                     INCOME         SHARES         PER SHARE
                                                   (NUMERATOR)   (DENOMINATOR)       AMOUNT
                                                 -------------- ---------------  ------------

                                                                SEPTEMBER 30, 1999
                                                 --------------------------------------------
BASIC EPS
  Income available to common stockholders          $  433,000       2,176,000      $   0.20
EFFECT OF DILUTIVE SECURITIES
  Incremental shares from assumed exercise
    of outstanding options                                            166,000         (0.02)
                                                 -------------- ---------------  ------------
DILUTED EPS
  Income available to common stockholders          $  433,000       2,342,000      $   0.18
                                                 ============== ===============  ============

                                                                SEPTEMBER 30, 1998
                                                 --------------------------------------------
BASIC EPS
  Income available to common stockholders          $  566,000       2,291,000      $   0.25
EFFECT OF DILUTIVE SECURITIES
  Incremental shares from assumed exercise
    of outstanding options                                  -          98,000         (0.01)
                                                 -------------- ---------------  ------------
DILUTED EPS
  Income available to common stockholders          $  566,000       2,389,000      $   0.24
                                                 ============== ===============  ============

3.    Comprehensive Income
      --------------------

      The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective July 1, 1998. The standard requires that comprehensive income and its components be disclosed in the financial statements. The Company's comprehensive income includes all items which comprise net income plus the unrealized holding losses on available-for-sale securities. For the three months ended September 1999 and 1998, the Company's comprehensive income was as follows:

                                       SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
                                      --------------------       --------------------
                                                  (Dollars in thousands)
Net income                                 $   433                    $   566
Other comprehensive (loss) income             (163)                       (47)
                                      --------------------       --------------------
    Total comprehensive income             $   270                    $   519
                                      ====================       ====================

4.    Accounting Principles
      ---------------------

      SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Earlier application is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after June 1998. The adoption of the provisions of SFAS No. 133 as amended by SFAS No. 137 is not expected to have a material impact on the results of operations or the financial position of the Company.

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


Item 2. Management's Discussion and Analysis of Results of Operations and
        -----------------------------------------------------------------
        Financial Condition
        -------------------

        This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K, which focuses upon relevant matters occurring during the year ended June 30, 1999. Accordingly, the ensuing discussion focuses upon the material matters at and for the three months ended September 30, 1999.

GENERAL
-------

        The principal business of the Company is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Company engages in secondary marketing activities and invests in multi-family, commercial real estate, construction, land and consumer loans. Loan sales come from loans held in the Company's portfolio designated as being held for sale or originated during the period and being so designated. The Company has historically retained the servicing rights of loans sold, although it has recently sold loans to the secondary market on a servicing released basis. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities and income from loan servicing. The Company's primary sources of funds are deposits, principal and interest payments on loans, advances from the FHLB, securities sold under agreements to repurchase and, to a lesser extent, proceeds from the sale of loans.

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

RESULTS OF OPERATIONS
---------------------

       The Company posted net earnings of $433,000 for the three months ended September 30, 1999 compared to net earnings of $566,000 for the three months ended September 30, 1998. For the three months ended September 30, 1999, the net earnings were $0.20 per share-basic compared to net earnings of $0.25 per share-basic for the three months ended September 30, 1998. The net earnings for the three months ended September 30, 1999 include approximately $230,000 in merger-related costs (such costs are not considered deductible under current tax laws; therefore, no tax benefit has been provided) associated with the proposed merger with IndyMac Mortgage Holdings, Inc. A discussion of the specific components of net earnings is set forth in the Notes to Consolidated Financial Statements.

Net Interest Income
-------------------

       Net interest income before the provision for loan losses was $3.4 million for the three months ended September 30, 1999 compared to $2.9 million for the three months ended September 30, 1998.

Interest Income
---------------

      Total interest income for the three months ended September 30, 1999 was $8.5 million, an increase of $921,000 from the comparable period a year ago. The increase in interest income was primarily due to the $62.4 million increase in the average balance of interest-earning assets to $471.5 million for the three months ended September 30, 1999 from $409.1 million for the three months ended September 30, 1998. A portion of the growth in interest-earning assets is attributed to the savings account acquisition from Citibank, California, a federal savings bank in July 1999, which contributed $37 million in funds available for investment. The interest income on loans increased to $6.8 million for the three months ended September 30, 1999 from $5.9 million for the three months ended September 30, 1998. The increase in interest on loans was due primarily to the increase in the average balance of loans receivable outstanding to $359.5 million for the three months ended September 30, 1999 from $304.9 million for the three months ended September 30, 1998. This increase was partially offset by the decrease in the average yield on loans receivable to 7.54% for the three months ended September 30, 1999 compared to 7.79% for the three months ended September 30, 1998 primarily due to the decline in the interest rate environment for most of the past year producing downward pressure on lagging indices. For example, the Company has approximately 45% of its mortgage loans indexed to the eleventh district cost of funds index (COFI) and this index has declined by over 30 basis points over the past 12 months. The interest income on mortgage-backed securities decreased by $45,000 to $979,000 for the three months ended September 30, 1999 primarily as a result of the decrease in average balances outstanding to $61.3 million for the three months ended September 30, 1999 from $63.8 million for the three months ended September 30, 1998. The interest income on investment securities and other securities increased by $128,000 to $702,000 for the three months ended September 30, 1999 primarily as a result of the increase in the average balances of such securities to $50.6 million from $40.5 million for the same period a year ago partially offset by the decrease in the average yield to 5.51% for the three months ended September 30, 1999 from 5.67% for the same period a year ago.

Interest Expense
----------------

       Total interest expense for the three months ended September 30, 1999 was $5.0 million, an increase of approximately $340,000 from the $4.7 million in interest expense for the three months ended September 30, 1998. The increase in interest expense was primarily due to the increase in the average balance of interest-bearing liabilities to $436.2 million for the three months ended
September  30,  1999 as compared to $375.8  million for the three  months  ended
September 30, 1998, partially offset by the 38 basis point decrease in the average cost of interest-bearing liabilities to 4.60% for the three months ended September 30, 1999. Interest expense on savings accounts increased to $3.7 million for the three months ended September 30, 1999 from $3.4 million for the same period a year ago. This increase was related to the $50.5 million increase in the average balance of interest-bearing savings accounts to $338.5 million for the three months ended September 30, 1999 due partially to the acquisition of $35 million in interest-bearing savings accounts from Citibank in July 1999. The increase in interest expense from higher average balances was partially offset by the 40 basis point decrease in the average cost of savings accounts to 4.32% for the three months ended September 30, 1999 from 4.72% for the same period a year ago. Interest expense on borrowings increased by $82,000 to $1.4 million for the three months ended September 30, 1999 primarily due to the $10.0 million increase in the average balance of borrowings to $97.7 million for the three months ended September 30, 1999. This increase in interest expense was partially offset by the 26 basis point decrease in the average cost of borrowings to 5.57% for the three months ended September 30, 1999.

Analysis of Net Interest Income
-------------------------------

       The following table sets forth average interest rates on the Company's interest-earning assets and interest-bearing liabilities for the three month period ended September 30, 1999 and September 30, 1998 (dollars are in thousands and average balances are based on month-end amounts):

                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------------------------
                                                      1999                       1998
                                            ------------------------  ------------------------
                                              Average        Yield       Average       Yield
                                              Balance         Rate       Balance        Rate
                                            -----------   ----------  ------------  ----------
Assets:
  Interest-earning assets:
    Loans receivable                        $  359,549        7.54%   $  304,853        7.79%
    Mortgage-backed securities                  61,297        6.39        63,802        6.42
    Investment securities and other             50,638        5.51        40,466        5.67
                                            -----------               ------------
        Total interest-earning assets          471,484        7.18%      409,121        7.37%
  Non-interest-earning assets                   16,391                    13,553
                                            -----------               ------------
        Total assets                        $  487,875                $  422,674
                                            ===========               ============
LIABILITIES AND EQUITY:
  Interest-bearing liabilities
    Savings accounts                        $  338,544        4.32%   $  288,007        4.72%
    Borrowings                                  97,701        5.57        87,782        5.83
                                            -----------               ------------
     Total interest-bearing liabilities        436,245        4.60%      375,789        4.98%
  Non-interest-bearing liabilities              19,048                    15,228
  Stockholders' equity                          32,582                    31,657
                                            -----------               ------------
     Total liabilities and equity           $  487,875                $  422,674
                                            ===========               ============
  Net interest rate spread                                    2.58%                     2.39%
  Net interest margin                                         2.92%                     2.80%
  Ratio of interest-earning assets
    to interest-bearing liabilities                         108.08%                   108.87%

      The Company's average net interest spread increased to 2.58% for the three months ended September 30, 1999 as compared 2.39% for the three months ended September 30, 1998. The increase was due primarily to the decrease in the cost of interest-bearing liabilities which decreased to 4.60% for the three months ended September 30, 1999 from 4.98% for the three months ended September 30, 1998. The decrease in the cost of interest-bearing liabilities was due to the continued increase in the average balance of core deposits (comprised of passbook, money market and interest-bearing checking accounts), which have an overall lower cost of funds, and to the overall lower interest rate environment enabling the Company to renew existing certificates of deposit and borrowings at lower interest rates. The increase in total savings deposits and, specifically, in core deposits was aided by the acquisition in July 1999 of $37 million in savings accounts from Citibank, California, a federal saving bank. The decrease in the average cost of interest-bearing liabilities was partially offset by the decrease in the overall yield on interest-earning assets to 7.18% for the three months ended September 30, 1999 from 7.37% for the same period a year ago primarily due to the overall lower interest rate environment resulting in a decline in indices related to the Company's adjustable-rate mortgage loans.

      The average yield on loans receivable decreased to 7.54% for the three months ended September 30, 1999 from 7.79% for the three months ended September 30, 1998. The decrease in yield was due primarily to the decline in the COFI index which, on average, was 38 basis points lower during the three months ended September 30, 1999 as compared to the same period a year ago. The Company's adjustable rate loan portfolio comprises approximately 75% of the total loan portfolio and the adjustable rate loans indexed to COFI comprise 45% of total loans. The majority of the remaining adjustable rate loans adjust annually and are indexed to the Constant Maturity Treasury Index (CMT) which was also lower during repricing periods resulting in lower current yields. The average yield on mortgage-backed securities was relatively unchanged at 6.39% for the three months ended September 30, 1999 as compared to 6.42% for the three months ended September 30, 1998. The average yield on investment securities and other securities decreased to 5.51% for the three months ended September 30, 1999 from 5.67% for three months ended September 30, 1998 primarily as a result of the maintenance of higher overnight investments during the three months ended September 30, 1999 resulting from the funds received in late July for the completion of the deposit acquisition from Citibank.

      The decrease in the average cost of savings accounts to 4.32% for the three months ended September 30, 1999 from 4.72% for the same period a year ago was the result of the $41.2 million increase in the average balance of core deposits (passbook, money market and interest-bearing checking accounts), which generally have a lower cost of funds than certificates of deposit, to $129.1 million for the three months ended September 30, 1999 from $87.9 million for the same period a year ago. The growth in the core deposits was aided by the Citibank deposit acquisition which contributed approximately $13.2 million in core deposits. The Company's average cost of borrowings decreased to 5.57% for the three months ended September 30, 1999 from 5.83% for the same period a year ago as the Company renewed existing borrowings with those of lower rates in relation to the decrease in the overall interest rate environment during the past year.

Provision for Loan Losses
-------------------------

      The provision for loan losses totaled $210,000 for the three months ended September 30, 1999 as compared to $269,000 for the three months ended September 30, 1998. The decrease from the three months ended September 30, 1998 was due primarily to the higher fair value adjustments on two foreclosed properties totaling $168,000 occurring in the three months ended September 30, 1998 and not recurring in the current period. The Company's provision for loans losses in the three months ended September 30, 1999 was related to the charge-off of $44,000 in consumer loans and to the overall growth of the loan portfolio, specifically related to the $11.5 million increase in non-residential loans which normally have higher loan loss factors. See "Financial Condition."

Other Income
------------

      Other income increased slightly to $437,000 for the three months ended September 30, 1999 from $413,000 for the three months ended September 30, 1998 The Company's fee income on savings accounts increased by $50,000 to $194,000 for the three months ended September 30, 1999 as compared to the same period a year ago due to the increase in core deposits and the deposit acquisition. The Company also experienced an increase in other income derived from the net income of its subsidiary, First Covina Service Company, related to the increased commissions earned on the sale of tax-deferred annuities and other investment vehicles. Contributing to the increase for the three months ended September 30, 1999 was the income from bank owned life insurance (acquired in December 1998) totaling $30,000 for the current period. Offsetting these increases was the decline in fees generated from loan servicing operations. See "Financial Condition."

Other Expenses
--------------

      The Company's other expenses increased to $2.8 million for the three months ended September 30, 1999 as compared to $2.0 million for the three months ended September 30, 1998. The Company incurred approximately $230,000 in merger-related costs in regards to its pending merger with IndyMac Mortgage Holdings, Inc. during the three months ended September 30, 1999. Compensation and other employee costs increased approximately $193,000 to $1.4 million for the three months ended September 30, 1999 due to additional employees, partially related to the new branch office purchased from Citibank, and to the increase in stock-related compensation plans as a result of the increase in the value of the Company's common stock. The Company's data processing costs and other expenses also increased during the three months ended September 30, 1999 as a result of the costs to convert and acquire the deposits from Citibank. Included in other expenses was approximately $70,000 in amortization of the goodwill associated with the premiums paid on the deposits acquired from Citibank and a prior acquisition.

Income Taxes
------------

      The Company's income taxes increased to $442,000 for the three months ended September 30, 1999 compared to $396,000 in income taxes for the three months ended September 30, 1998. The increase in taxes was primarily due to the expected non-deductibility of the $230,000 in merger-related expenses regarding the pending merger with IndyMac Mortgage Holdings, Inc. As a result of these non-deductible expenses, the effective tax rates for the three months ended September 30, 1999 increased to 50.5% from 41.2% for the three months ended September 30, 1998.

FINANCIAL CONDITION
-------------------

      The Company's total assets increased to $494.5 million at September 30, 1999 from $468.7 million in total assets at June 30, 1999. The Company's loans receivable held for investment increased by $10.3 million to $365.3 million at September 30, 1999 compared to $355.0 million at June 30, 1999. The growth in the loan portfolio was due to the origination and purchase of $23.8 million in mortgage loans during the three months ended September 30, 1999. Due to the recent increase in interest rates, the level of prepayments declined significantly from that experienced during most of fiscal 1999. Total principal repayments received during the three months ended September 30, 1999 was $13.7 million as compared to $21.5 million for the same period a year ago. The Company's investment in short-term investments and overnight federal funds sold increased to $30.0 million at September 30, 1999 from $14.4 million at June 30, 1999 primarily due to the receipt of cash from the settlement of the deposit acquisitio from Citibank.

      During the three months ended September 30, 1999, the Company originated and purchased for investment a total of $23.4 million in mortgage loans as compared to the $38.1 million purchased and originated in the three month period ended September 30, 1998. In regards to the loans funded for portfolio during the three months ended September 30, 1999, approximately 92% were adjustable rate mortgage loans as fixed-rate loan rates rose significantly during the quarter which curtailed interest in this type of loan. Also, as a result of the increase in interest rates for fixed rate mortgage loans, the Company only originated $1.6 million in loans held for sale and sold only $1.2 million in mortgage loans to the secondary market during the three months ended September 30, 1999. The total mortgage-backed securities portfolio declined to $60.0 million at September 30, 1999 from $62.6 million at June 30, 1999, primarily as a result of principal reductions totaling $3.1 million during the three months ended September 30, 1999. The Company's other assets increased during the three months ended September 30, 1999 primarily due to the $1.3 million in deposit premium related to the Citibank acquisition. This premium will be amortized over a sixty-month period, resulting in a pre-tax charge to income of approximately $21,000 per month.

      The Company's non-performing assets totaled $2.3 million at September 30, 1999 compared to $2.4 million at June 30, 1999. The decrease in non-performing assets was due primarily to the decrease in the balance of real estate acquired in settlement of loans which totaled $294,000 at September 30, 1999 versus $827,000 at June 30, 1999. This improvement was partially offset by the increase in non-performing loans to $2.0 million at September 30, 1999 from $1.5 million at June 30, 1999. This change reduced the Company's ratio of non-performing assets to total assets to 0.46% at September 30, 1999 from 0.50% at June 30, 1999.

      The following table sets forth the non-performing assets at September 30, 1999 and June 30, 1999:

                                             SEPTEMBER 30, 1999          JUNE 30, 1999
                                          ----------------------    ----------------------
                                                       (Dollars in thousands)
Non-accrual loans                               $  1,969                 $  1,524
Real estate acquired through foreclosure             294                      827
    Non-performing assets                       $  2,263                 $  2,351
                                            ---------------           ------------------
Non-performing assets as a percent
  of total assets                                   0.46%                    0.50%
Non-performing loans as a percent
  of gross loans receivable                         0.54%                    0.43%



      The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. The Company applies the measurement provisions of SFAS No. 114, as amended by SFAS No. 118, to all loans in its portfolio with the exception of one- to four-family residential mortgage loans and consumer lines of credit which are evaluated on a collective basis for impairment. Also, loans which have delays in payments of less than four months are not necessarily considered impaired unless other factors apply to the loans. The accrual of interest income on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan. At September 30, 1999 and at June 30, 1999, for those loans which are reviewed individually for impairment, the Company had classified none of such loans as impaired and there were no specific reserves determined in accordance with SFAS No. 114, as amended by SFAS No. 118. In addition, the Company had $2.0 million and $1.5 million at September 30, 1999 and June 30, 1999, respectively, in impaired loans, which were collectively evaluated for impairment with $266,000 and $238,000 in reserves set aside as of September 30, 1999 and June 30, 1999, respectively. The average recorded investment in impaired loans, inclusive of those evaluated collectively, during the three months ended September 30, 1999, was $1.7 million, whereas, the average for the twelve months ended June 30, 1999 was $1.9 million.

      The Company, in consideration of the current economic environment and the condition of the loan portfolio, maintained the allowance for loan losses at September 30, 1999 at $2.0 million. Although loans on non-accrual status have increased to $2.0 million at September 30, 1999 from $1.5 million at June 30, 1999, the allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The Company's non-performing loans are primarily made up of one- to four-family residential mortgage loans.

      The following table sets forth the activity in the Company's allowance for loan losses for the three months ended September 30, 1999:

                                                  ACTIVITY FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30, 1999
                                                  --------------------------------
                                                       (Dollars in thousands)
Balance at June 30, 1999                                      $  1,845
Add:
    Provision for loan losses                                      210
    Recoveries of previous charge-offs                               2
Less:
    Charge-off of consumer loans                                    44
    Charge-off of real estate loans                                  -
                                                          ---------------
Balance at September 30, 1999                                 $  2,013
                                                          ===============

      The Company's total liabilities increased to $461.7 million at September 30, 1999 from $436.4 million at June 30, 1999. Total deposit accounts increased $38.5 million to $362.6 million at September 30, 1999 from $324.1 million at June 30, 1999, primarily as a result of the acquisition of deposit accounts from Citibank in July 1999. The Company decreased its borrowings from the FHLB by $14.0 million during the three months ended September 30, 1999 as the Company used a portion of the cash received from the acquisition of the Citibank deposits to allow maturing short-term FHLB borrowings to roll off. Also, an additional $14.0 million in FHLB borrowings which matured during the three months ending September 30, 1999 were renewed into five-year terms to assist in the lengthening of the average life of the Company's liabilities and lessen its interest-rate sensitivity. The Company continues to utilize FHLB advances and securities sold under agreements to repurchase as part of its asset and liability management strategy.

      The Company's stockholders' equity increased to $32.8 million at September 30, 1999 from $32.4 million at June 30, 1999 primarily as a result of the net earnings for the three months ending September 30, 1999. Although the total assets of the Company increased as a result of the deposit acquisition, the Association's capital still is in excess of all regulatory requirements.

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

      The Association, by regulation, must maintain its liquidity ratio at no less than 4.0% of deposits and short-term borrowings. Liquidity represents cash and the majority of the Company's investments which are not committed or pledged to specific liabilities. The Association's average liquidity ratio for September 30, 1999 and September 30, 1998 was 21.65% and 26.16%, respectively.

COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------

      At September 30, 1999, there were no material changes to the Company's commitments or contingent liabilities from the period ended June 30, 1999 as discussed in the Company's notes to the consolidated financial statements reflected in the audited consolidated financial statements of SGV Bancorp, Inc., for the year ended June 30, 1999 included in the Annual Report on Form 10-K for the year ended June 30, 1999. At September 30, 1999, the Company had outstanding commitments to originate or purchase mortgage loans of $2.2 million, as compared to $4.8 million at June 30, 1999.

REGULATORY CAPITAL
------------------

      The Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio. The core capital requirement has been effectively increased to 4% because the prompt corrective action legislation provides that institutions with less than 4% core capital will be deemed "undercapitalized". In addition, the OTS, under the prompt corrective action regulation can impose various constraints on institutions depending on their level of capitalization ranging from well-capitalized to critically undercapitalized. At September 30, 1999, the Association was considered "well-capitalized".

      The Association was in compliance with the capital requirements in effect as of September 30, 1999. The following table reflects the required ratios and the actual capital ratios of the Association at September 30, 1999:

                                                              CAPITAL
                                                       ----------------------
                 Actual      Required      Excess       Actual      Required
                 Capital      Capital      Amount       Percent      Percent
               -----------  -----------  ----------    ---------    ---------
                       (Dollars in thousands)
Tangible        $  30,558   $   7,412    $  23,146        6.19%        1.50%

Core            $  30,558   $  19,745    $  10,813        6.19%        4.00%

Risk-based      $  32,305   $  20,780    $  11,525       12.44%        8.00%



PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT
--------------------------------------------------------------

      In addition to historical information, this Form 10-Q may include forward-looking statements based on current management expectations. The
Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets products, services and prices. Further description of the risks an uncertainties to the business of the Company are included in detail in the Company's Form 10-K for the fiscal year ended June 30, 1999.

YEAR 2000
---------

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

      Financial institution regulators have focused their attention on year 2000 issues and have published guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification, liquidity risk, customer awareness, and contingency planning have been addressed as key safety and soundness issues in conjunction with regulatory Y2K examinations.

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

      The Company surveyed its primary vendors and others with whom it relies on to assure their systems will be year 2000 ready. Of the vendors the Company considers critical to its operations, all have responded that they are year 2000 ready or are in process of becoming ready. Vendors the Company considers mission critical include its primary data processor, item processor, ATM provider, the Federal Reserve Bank and the FHLB, as well as all utility providers. Of the critical vendors the Company tested, no material year 2000 date-related issues were identified. In addition, the majority of critical vendors not tested (primarily utility providers) have represented that they are Y2K ready. If any mission critical vendor were to fall out of Y2K compliance, the Company will seek to switch to a new vendor. However, due to the timing required to change to another vendor, if mission critical vendors are not year 2000 ready (all have represented that they are or expect to be year 2000 ready), the Company ma be adversely affected. Further, the Company will be unable to seek alternative service providers with respect to some critical vendors such as utility providers. The Company has endeavored to determine such vendors will be year 2000 compliant and at this time, based upon information supplied by such vendors, has no information suggesting utility services will be interrupted. However, any disruption in utility service would directly affect the Company's ability to operate.

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

      The Company has completed its Year 2000 Contingency Plan for handling issues which may present concern to the Company if certain processes or vendors are unable to provide services. The contingency plan provides a basis for identifying and allocating resources in the event of year 2000 disruptions and the timely resumption and recovery of critical functions. The contingency plan has been reviewed by an independent outside consultant for feasibility with management's stated business resumption goals and other plans adopted by the Company. Recommendations made by the consultant were reviewed by management and incorporated into the contingency plan. The Company conducted a test of its contingency plan during the three months ended September 30, 1999 and based upon the results of this test, made minor revisions to its contingency plan. The contingency plan will continue to be reviewed throughout the remainder of calendar 1999 and will be updated as new information becomes available on the Company's vendors and service providers.

      During the execution of this project, the Company will incur internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare the systems for the year 2000. Since the Company replaced many of the internal systems with year 2000 compliant personal computers in 1997, the expenses incurred to bring the Company to year 2000 compliance will be expensed as incurred, with the majority of such costs being the reallocation of current staff to bring about this readiness. The Company replaced the majority of its internal computer hardware and software in early 1997. The capitalized costs of this replacement were in excess of $700,000 and are being amortized over several years in compliance with the Company's normal depreciation of such hardware or software. The future expenses of the year 2000 project as well as the related potential effect on the Company's earnings is not expected to have a material effect on its financial position or results of operations. Through the three months ended September 30, 1999, the Company has spent approximately $205,000 for year 2000 related issues which included approximately $151,000 of internal staff resources. Management does not expect the total costs of the year 2000 project to exceed $260,000 (excluding the $700,000 in hardware and software discussed above), the majority of which is primarily related to the reallocation of internal staff resources.

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


PENDING LEGISLATION
-------------------

      Pending legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Company, that existed prior to May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired the Company. Accordingly, it is likely that after the consummation of the Company's acquisition by IndyMac Mortgage Holdings, Inc., IndyMac will not be entitled to engage in the unrestricted activities in which the Company is currently authorized to engage.


Item 3. Quantitative and Qualitative Disclosure about Market Risk
        ---------------------------------------------------------

MANAGEMENT OF INTEREST RATE RISK
--------------------------------

        The Company's profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. To manage its interest rate risk, the Company has utilized the following strategies: (i) emphasizing the origination and/or purchase of adjustable-rate one- to four-family mortgage loans for portfolio; (ii) selling to the secondary market the majority of the fixed-rate mortgage loans originated; and (iii) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits, utilizing FHLB advances and securities sold under agreements to repurchase.

        The Company's interest rate sensitivity is monitored by management through the use of an interest rate risk (IRR) model. Based on internal IRR modeling, management does not believe that there has been a material change in the Company's interest rate sensitivity from June 30, 1999 to September 30, 1999. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended June 30, 1999.

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

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
                  None.

Item 5.     Other Information
            -----------------
                  None.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

      (a)   The following exhibits are filed as part of this report:

      2.1   Agreement  and  Plan  of Merger By and Between SGV Bancorp, Inc. and
            IndyMac Mortgage Holdings, Inc., Dated as of July 12, 1999**
      2.2   Amended and Restated Plan of Merger By and Between SGV Bancorp, Inc.
            and IndyMac Mortgage Holdings, Inc., Dated as of July 12, 1999 and Amended and Restated as of October 25, 1999
      3.1   Certificate of Incorporation of SGV Bancorp, Inc. *
      3.2   Bylaws of SGV Bancorp, Inc. *
     11.0   Computation of per share earnings  (filed  herewith).
     27.0   Financial data schedule (filed herewith).
      (b)   Reports on Form 8-K
               (i) On July 14 1999, the Company filed a Form 8-K to announce that it had entered into an agreement and plan of merger with IndyMac Mortgage Holdings, Inc.
               (ii) On September 23,  1999,  the  Company  filed  a Form  8-K to announce  the  completion  of its  acquisition  of  deposits totaling approximately $36.8 million from Citibank, California, a federal savings bank.
-------------------
* Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on March 6, 1995 and declared effective on May 9, 1995, Registration No. 33-90018.
** Incorporated by reference from the Form 8-K (File No. 000-25664) filed with the SEC on July 14, 1999.

                                   SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SGV BANCORP, INC.




November 9, 1999                          /s/ Barrett G. Andersen
---------------------------               -------------------------------------
Date                                      Barrett G. Andersen
                                          President and Chief Executive Officer



November 9, 1999                          /s/ Ronald A. Ott
---------------------------               -------------------------------------
Date                                      Ronald A. Ott
                                          Executive Vice President
                                          Chief Financial Officer and Treasurer