Form 10-Q
period 1999-12-31
SGV BANCORP INC
filed 2000-02-07
CIK 940511

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 1999
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________to_______________________

                         Commission File Number 0-25664

                                SGV BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                          95-4524789
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                             Identification No.)

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

      Indicate by check mark whether the registrant (1) has filed all reports require to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,221,871 shares of common stock, par value $0.01 per share, were outstanding as of February 3, 1999.

                                SGV BANCORP, INC.
                                    FORM 10-Q
                                      INDEX


PART I      FINANCIAL INFORMATION                                        PAGE
                                                                         ----


Item 1      Consolidated Statements of Financial Condition:
            December 31, 1999 (unaudited) and June 30, 1999................1

            Consolidated Statements of Operations (unaudited):
            For the Three Months and Six Months Ended December 31,
            1999 and 1998..................................................2

            Consolidated Statements of Cash Flows (unaudited):
            For the Six Months Ended December 31, 1999 and 1998............3

            Notes to Consolidated Financial Statements.....................5

Item 2      Management's Discussion and Analysis of
            Results of Operations and Financial Condition..................7

Item 3      Quantitative and Qualitative Disclosure Regarding
            Market Risk...................................................16

PART II     OTHER INFORMATION

Item 1      Legal Proceedings.............................................20

Item 2      Changes in Securities.........................................20

Item 3      Defaults Upon Senior Securities...............................20

Item 4      Submission of Matters to a Vote of Security Holders...........20

Item 5      Other Information.............................................20

Item 6      Exhibits and Reports on Form 8-K..............................20

SIGNATURES................................................................22


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------------------------------------------------------------------------
                                                                               DECEMBER 31      JUNE 30,
                                                                                  1999            1999
                                                                             ---------------   ------------
                                                                               (Unaudited)
ASSETS:
 Cash and cash equivalents, including short-term bank obligations of
  $7,135 at December 31, 1999 and $4,940 at June 30, 1999                     $     12,366      $   9,515
Investment securities available for sale, amortized cost of $32,555
  at December 31, 1999 and $26,109 at June 30, 1999                                 32,035         25,816
Mortgage-backed securities available for sale, amortized cost of
  $23,097 at December 31, 1999 and $25,326 at June 30, 1999                         22,373         24,871
Mortgage-backed securities held to maturity, estimated fair value of
  $33,860 at December 31, 1999 and $36,984 at June 30, 1999                         35,228         37,717
Loans receivable held for sale                                                          75            100
Loans receivable held for investment, net of allowance for loan losses of
  $2,080 at December 31, 1999 and $1,845 at June 30, 1999                          371,182        354,989
Accrued interest receivable                                                          2,923          2,979
Stock of Federal Home Loan Bank of San Francisco, at cost                            5,552          5,407
Real estate acquired through foreclosure, net                                          142            827
Premises and equipment, net                                                          3,507          3,166
Prepaid expenses and other assets, net                                               4,396          3,343
                                                                             ---------------   ------------
   Total assets                                                               $    489,779      $ 468,730
                                                                             ===============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
 Deposit accounts                                                             $    358,219      $ 324,106
 Federal Home Loan Bank advances                                                    93,917        108,002
 Securities sold under agreements to repurchase
 Accrued expenses and other liabilities                                              3,827          4,251
                                                                            ---------------   ------------
    Total liabilities                                                              455,963        436,359

 STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued
 Common stock, $.01 par value; 10,000,000 shares authorized;
      2,727,656 issued; 2,221,871 shares outstanding at December 31, 1999
      and 2,176,323 shares outstanding at June 30, 1999                                 27             27
 Additional paid-in capital                                                         21,418         21,297
 Retained earnings, substantially restricted                                        20,197         19,236
 Accumulated other comprehensive income                                               (732)          (440)
 Deferred stock compensation                                                        (1,032)        (1,141)
 Treasury stock; 505,755 shares at December 31, 1999
   and 551,333 at June 30, 1999                                                     (6,062)        (6,608)
                                                                             ---------------   ------------
    Total stockholders' equity                                                      33,816         32,371
                                                                             ---------------   ------------
    Total liabilities and stockholders' equity                                $    489,779      $ 468,730
                                                                             ===============   ============


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)(UNAUDITED)
------------------------------------------------------------------------------------------------------------------
                                                                  FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                   ENDED DECEMBER 31,        ENDED DECEMBER 31,
                                                                   1999          1998        1999          1998
                                                                ---------     ---------    ---------     ---------
INTEREST INCOME:
  Interest on loans                                             $  6,977      $  6,717     $ 13,754      $ 12,656
  Interest on investment securities                                  597           283        1,171           648
  Interest on mortgage-backed securities                             969           980        1,948         2,004
  Other                                                              126           146          254           355
                                                                ---------     ---------    ---------     ---------
      Total interest income                                        8,669         8,126       17,127        15,663
                                                                ---------     ---------    ---------     ---------
INTEREST EXPENSE:
  Interest on deposit accounts                                     3,759         3,442        7,414         6,839
  Interest on borrowings                                           1,342         1,590        2,702         2,868
                                                                ---------     ---------    ---------     ---------
      Total interest expense                                       5,101         5,032       10,116         9,707
                                                                ---------     ---------    ---------     ---------
Net interest income before provision for loan losses               3,568         3,094        7,011         5,956
PROVISION FOR LOAN LOSSES                                            160           210          370           479
                                                                ---------     ---------    ---------     ---------
Net interest income after provision for loan losses                3,408         2,884        6,641         5,477

OTHER INCOME:
  Loan servicing and other fees                                      145           151          257           296
  Deposit account fees                                               202           144          396           288
  Secondary marketing activity, net                                   12            40           15            61
  Gain on sale or redemption of securities
    available for sale, net                                           65             -           36             7
  Other income                                                       153           158          310           254
                                                                ---------     ---------    ---------     ---------
      Total other income                                             577           493        1,014           906
                                                                ---------     ---------    ---------     ---------
OTHER EXPENSES:
  Compensation and other employee expenses                         1,534         1,249        2,956         2,478
  Office occupancy                                                   279           269          550           535
  Data Processing and Equipment                                      315           298          659           575
  Advertising                                                         60            38          120            68
  FDIC insurance premiums                                             47            43           94            87
  Merger-related expenses                                            157             -          387             -
  Other operating expenses                                           602           409        1,072           752
                                                                ---------     ---------    ---------     ---------
      Total general and administrative expenses                    2,994         2,306        5,838         4,495
  Net gain (loss) on real estate acquired through foreclosure          1            10          (48)         (135)
                                                                ---------     ---------    ---------     ---------
      Total other expenses                                         2,995         2,316        5,790         4,360
                                                                ---------     ---------    ---------     ---------

EARNINGS BEFORE INCOME TAXES                                         990         1,061        1,865         2,023
INCOME TAXES                                                         462           437          904           833
                                                                ---------     ---------    ---------     ---------
    NET EARNINGS                                                $    528      $    624     $    961      $  1,190
                                                                =========     =========    =========     =========
EARNINGS PER SHARE - Basic                                      $   0.24      $   0.28     $   0.44      $   0.53
                                                                =========     =========    =========     =========
EARNINGS PER SHARE - Diluted                                    $   0.22      $   0.27     $   0.41      $   0.51
                                                                =========     =========    =========     =========

                                                  2


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                       FOR THE SIX MONTHS
                                                                                                       ENDED DECEMBER 31,
                                                                                                  ---------------------------
                                                                                                       1999          1998
                                                                                                  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                                                       $    961      $    1,190
 Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization                                                                         460             320
   Loans originated for sale                                                                          (2,891)        (11,266)
   Proceeds from sale of loans                                                                         2,932          10,455
   Gain on sale of loans, net                                                                            (16)            (85)
   Gain on sale of investments available for sale, net                                                   (36)            (10)
   Gain on sale of mortgage-backed securities available for sale, net                                                     (2)
   Federal Home Loan Bank stock dividend                                                                (145)           (126)
   Increase in prepaid expenses and other assets                                                      (1,204)         (2,538)
   Amortization of deferred loan fees                                                                    (70)           (159)
   Deferred loan origination costs                                                                      (141)           (228)
   (Decrease) increase in accrued expenses and other liabilities                                        (221)            343
   Provision for loan losses                                                                             370             479
   Provision for (recapture of) real estate losses                                                         3             (45)
   Premium amortization, net                                                                             188             386
   Decrease (increase) in accrued interest receivable                                                     57            (297)
   Other, net                                                                                             65             133
                                                                                                  -------------  ------------
    Net cash provided by (used in) operating activities                                                  312          (1,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment securities available for sale                                                (47,000)        (65,871)
 Proceeds from sale and redemption of investment securities available for sale                        40,584          59,802
 Purchase of mortgage-backed securities available for sale                                                           (10,153)
 Proceeds from sale of mortgage-backed securities available for sale                                                   6,931
 Purchase of mortgage-backed securities held to maturity                                                (667)        (10,030)
 Principal repayments on mortgage-backed securities                                                    5,307          11,939
 Loans funded, net                                                                                   (30,210)        (35,521)
 Loans purchased, net                                                                                (13,454)        (63,926)
 Principal repayments on loans                                                                        27,815          46,993
 Proceeds from sale of real estate                                                                       737           2,127
 Purchase of premises and equipment                                                                     (651)            (71)
 Purchase of Federal Home Loan Bank Stock                                                                               (906)
 Other, net                                                                                             (727)            (37)
                                                                                                  -------------  ------------
    Net cash used in investing activities                                                            (18,266)        (58,723)

                                                3


SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)(CONTINUED)
-----------------------------------------------------------------------------------------------------------------
                                                                                         FOR THE SIX MONTHS
                                                                                         ENDED DECEMBER 31,
                                                                                    -----------------------------
                                                                                        1999            1998
                                                                                    -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in certificate accounts                                      $   4,926       $  (4,603)
 Net (decrease) increase in passbook , money market savings
  NOW and non-interest-bearing accounts                                                  (7,615)         26,886
 Purchase of deposit accounts                                                            36,802
 Proceeds from Federal Home Loan Bank advances                                           14,000          46,500
 Repayment of Federal Home Loan Bank advances                                           (28,085)        (13,052)
 Proceeds from securities sold under agreements to repurchase                                             4,300
 Repayment of securities sold under agreements to repurchase                                             (6,000)
 Exercise of stock options                                                                  479
 Purchase of treasury stock                                                                              (2,486)
 Other, net                                                                                 298             215
                                                                                    -------------   -------------
    Net cash provided by financing activities                                            20,805          51,760

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      2,851          (8,413)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            9,515          20,008
                                                                                    -------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  12,366       $  11,595
                                                                                    =============   =============

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid during the period for:
Interest                                                                              $  10,062       $   9,629
Income taxes, net                                                                           875           1,060

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Real estate acquired through foreclosure                                                                    951
Change in net unrealized loss on investment securities and
  mortgage-backed securities available for sale, net of taxes                              (292)            (68)

                        SGV BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

1.    Basis of Presentation
      ---------------------

      The accompanying unaudited consolidated financial statements include the accounts of SGV Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings and Loan Association of San Gabriel Valley (the "Association") and its wholly-owned subsidiary, First Covina Service Company. The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring adjustments necessary for a fair presentation have been included. The results of operations for the six-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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


2.    Earnings Per Share
      ------------------

      Earnings per share reconciliation is as follows:

                                                                               WEIGHTED
                                                                               AVERAGE
                                                             INCOME             SHARES          PER SHARE
                                                           (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                                         --------------    ----------------   -------------

                                                                THREE MONTHS ENDED DECEMBER 31, 1999
                                                         --------------------------------------------------
BASIC EPS
  Income available to common stockholders                 $   528,000         2,188,000         $  0.24
EFFECT OF DILUTIVE SECURITIES
  Incremental shares from assumed exercise
    of outstanding options                                                      160,000           (0.02)
                                                         --------------    ----------------   -------------
DILUTED EPS
  Income available to common stockholders                 $   528,000         2,348,000         $  0.22
                                                         ==============    ================   =============

                                                                   SIX MONTHS ENDED DECEMBER 31, 1999
                                                         --------------------------------------------------
BASIC EPS
  Income available to common stockholders                 $   961,000         2,183,000         $  0.44
EFFECT OF DILUTIVE SECURITIES
  Incremental shares from assumed exercise
    of outstanding options                                                      163,000           (0.03)
                                                         --------------    ----------------   -------------
DILUTED EPS
  Income available to common stockholders                 $   961,000         2,346,000         $  0.41
                                                         ==============    ================   =============




                                                                THREE MONTHS ENDED DECEMBER 31, 1998
                                                         --------------------------------------------------
BASIC EPS
  Income available to common stockholders                 $   624,000         2,208,000         $  0.28
EFFECT OF DILUTIVE SECURITIES
  Incremental shares from assumed exercise
    of outstanding options                                          -            68,000           (0.01)
                                                         --------------    ----------------   -------------
DILUTED EPS
  Income available to common stockholders                 $    624,000        2,276,000         $  0.27
                                                         ==============    ================   =============

                                                                 SIX MONTHS ENDED DECEMBER 31, 1998
                                                         --------------------------------------------------
BASIC EPS
  Income available to common stockholders                 $  1,190,000        2,254,000         $  0.53
EFFECT OF DILUTIVE SECURITIES
  Incremental shares from assumed exercise
    of outstanding options                                           -           83,000           (0.02)
                                                         --------------    ----------------   -------------
DILUTED EPS
  Income available to common stockholders                 $  1,190,000        2,337,000         $  0.51
                                                         ==============    ================   =============

3.    Comprehensive Income
      --------------------

      The Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, effective July 1, 1998. The standard requires that comprehensive income and its components be disclosed in the financial statements. The Company's comprehensive income includes all items which comprise net income plus the unrealized holding losses on available-for-sale securities. For the three months and six months ended December 1999 and 1998, the Company's comprehensive income was as follows:

                                                             FOR THE THREE MONTHS ENDED
                                             ----------------------------------------------------
                                                DECEMBER 31, 1999            DECEMBER 31, 1998
                                             -----------------------      -----------------------
                                                            (Dollars in thousands)
Net income                                          $  528                       $   624
Other comprehensive loss                              (129)                          (21)
                                             -----------------------      -----------------------
    Total comprehensive income                      $  399                       $   603
                                             =======================      =======================
                                                               FOR THE SIX MONTHS ENDED
                                             ----------------------------------------------------
                                                DECEMBER 31, 1999            DECEMBER 31, 1998
                                             -----------------------      -----------------------
                                                            (Dollars in thousands)
Net income                                          $  961                       $ 1,190
Other comprehensive loss                              (292)                          (68)
                                             -----------------------      -----------------------
    Total comprehensive income                      $  669                       $ 1,122
                                             =======================      =======================


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

Item 2.  Management's Discussion and Analysis of Results of Operations and
         -----------------------------------------------------------------
         Financial Condition
         --------------------

      This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K, which focuses upon relevant matters occurring during the year ended June 30, 1999. Accordingly, the ensuing discussion focuses upon the material matters at and for the three months and six months ended December 31, 1999.

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

RECENT DEVELOPMENTS - ACQUISITION BY INDYMAC MORTGAGE HOLDINGS, INC.
--------------------------------------------------------------------

      On July 12, 1999, the Company and IndyMac Mortgage Holdings, Inc. ("IndyMac") entered into a definitive agreement pursuant to which IndyMac will acquire the Company for cash. Under the terms of the merger agreement, each share of the Company's common stock will be exchangeable for $25.00 in cash. This price may be subject to adjustment as a result of changes in the net portfolio value of certain assets and liabilities of the Company. In no event will the purchase price be reduced below $22.50 or increased above $27.50 per share. Based upon a per share price of $25.00, IndyMac will pay a total of approximately $62.5 million to acquire all of the Company's shares outstanding and subject to options. In accordance with the terms of the amended merger agreement, IndyMac will be the surviving entity of the merger. The merger has been approved by the shareholders of both companies in separate special meetings held on December 14, 1999. The merger still requires the approval of certain regulatory agencies. The merger is expected to be completed in the first half of 2000.

RESULTS OF OPERATIONS
---------------------

      The Company posted net earnings of $528,000 for the three months ended December 31, 1999 compared to net earnings of $624,000 for the three months ended December 31, 1998. In regard to basic earnings per share, for the three months ended December 31, 1999, net earnings were $0.24 compared to net earnings of $0.28 for the three months ended December 31, 1998. For the six months ended December 31, 1999, the net earnings were $961,000 as compared to $1,190,000 for the six months ended December 31, 1998. In regard to basic earnings per share, for the six months ended December 31, 1999, net earnings were $0.44 compared to net earnings of $0.53 for the six months ended December 31, 1998. The net earnings for the three and six months ended December 31, 1999 included approximately $157,000 and $387,000, respectively, in expenses incurred in connection with the pending merger with IndyMac Mortgage Holdings, Inc. (such costs are not considered deductible under current tax laws; therefore, no tax benefit has been provided).

Net Interest Income
-------------------

      Net interest income before the provision for loan losses was $3.6 million for the three months ended December 31, 1999 compared to $3.1 million for the three months ended December 31, 1998. For the six months ended December 31, 1999, net interest income was $7.0 million as compared to $6.0 million for the six months ended December 31, 1998.

Interest Income
---------------

      Total interest income for the three months ended December 31, 1999 was $8.7 million, an increase of $543,000 from the comparable period a year ago. The increase in interest income was primarily due to the $37.8 million increase in the average balance of interest-earning assets to $476.7 million for the three months ended December 31, 1999 from $438.9 million for the three months ended December 31, 1998. The majority of the growth in interest-earning assets is attributed to the savings account acquisition from Citibank, California, a federal savings bank in July 1999, which contributed approximately $37 million in funds available for investment. The interest income on loans increased to $7.0 million for the three months ended December 31, 1999 from $6.7 million for the three months ended December 31, 1998. The increase in interest on loans was due primarily to the increase in the average balance of loans receivable outstanding to $369.1 million for the three months ended December 31, 1999 from $345.1 million for the three months ended December 31, 1998. This increase was partially offset by the decrease in the average yield on loans receivable to 7.56% for the three months ended December 31, 1999 compared to 7.79% for the three months ended December 31, 1998 primarily due to a lower interest rate environment for a majority of the past calendar year producing downward pressure on lagging indices. Although interest rates have been increasing recently, the lagging indices and loans indexed to such indices will increase, but at a slower pace. For example, the Company has approximately 44% of its mortgage loans indexed to the eleventh district cost of funds index (COFI) and this index averaged 25 basis points lower during the three month period ending December 31, 1999 as compared to the three months ended December 31, 1998. The interest income on mortgage-backed securities totaled $969,000 for the three months ended December 31, 1999, slightly below the $980,000 posted for the comparable period a year ago. Although the average balance outstanding declined to $58.8 million for the three months ended December 31, 1999 from $63.9 million for the three months ended December 31, 1998, the average yield on mortgage-backed securities increased to 6.59% for the three months ended December 31, 1999 from 6.13% for the comparable period a year ago. The interest income on investment securities and other securities increased to $723,000 for the three months ended December 31, 1999 from $429,000 for the same period a year ago primarily as a result of the increase in the average balances of such securities to $48.8 million from $29.9 million for the same period a year ago.

      Total interest income for the six months ended December 31, 1999 increased to $17.1 million, representing a 9.3% increase from the $15.7 million in interest income for six months ended December 31, 1998. The increase in interest income was due to primarily to the $51.5 million increase in the average balance of interest-earning assets to $473.5 million for the six months ended December 31, 1999. Partially offsetting this increase was the reduction in the overall yield on interest-earning assets to 7.23% for the six months ended December 31, 1999 from 7.42% for the same period a year ago. Total interest income on loans receivable increased to $13.8 million for the six months ended December 31, 1999, an increase of $1.1 million from the same period a year ago. This increase was due to the $37.4 million increase in the average balance of loans receivable to $364.1 million for the six months ended December 31, 1999, partially offset by the 20 basis point reduction in the average yield to 7.55% for the current period. Interest income on the mortgage-backed securities portfolio reflected a slight decrease of $56,000 to $1.9 million for the six months ended December 31, 1999, due primarily to the reduction in the average balance of mortgage-backed securities to $60.1 million for the current period from $63.4 million for the same period a year ago. Interest on investment and other securities increased to $1.4 million for the six months ended December 31, 1999 from $1.0 million for the same period a year ago. This increase was due to the substantial increase in the average balance of investment and other securities to $49.3 million for the six months ended December 31, 1999 from $31.9 million for the same period a year ago, partially offset by the 50 basis point decrease in the average yield to 5.78% for the current period. The decline in the overall yield on investment and other securities was the result of maintaining higher short-term investments as a result of the acquisition of the deposits from Citibank and the desire to maintain higher liquidity in anticipation of a higher than usual need for cash due to Y2K.

Interest Expense
----------------

      Total interest expense for the three months ended December 31, 1999 was $5.1 million, a slight increase from the $5.0 million in interest expense for the three months ended December 31, 1998. The increase in interest expense was primarily due to the increase in the average balance of interest-bearing liabilities to $440.3 million for the three months ended December 31, 1999 as compared to $406.6 million for the three months ended December 31, 1998, partially offset by the 32 basis point decrease in the average cost of interest-bearing liabilities to 4.63% for the three months ended December 31, 1999. Interest expense on savings accounts increased to $3.8 million for the three months ended December 31, 1999 from $3.4 million for the same period a year ago. This increase was related to the $49.6 million increase in the average balance of interest-bearing savings accounts to $345.7 million for the three months ended December 31, 1999 due primarily to the acquisition of $35 million in interest-bearing savings accounts from Citibank in July 1999. The increase in interest expense from higher average balances was partially offset by the 30 basis point decrease in the average cost of savings accounts to 4.35% for the three months ended December 31, 1999 from 4.65% for the same period a year ago. Interest expense on borrowings decreased by $248,000 to $1.3 million for the three months ended December 31, 1999 due to the $15.9 million decrease in the average balance of borrowings to $94.7 million for the three months ended December 31, 1999 and to the eight basis point decrease in the average cost of borrowings to 5.67% for the three months ended December 31, 1999 from 5.75% for the same period a year ago. The Company reduced its borrowings in the current period primarily as a result of the cash received from the deposit acquisition from Citibank in July 1999.

      The total interest expense for the six months ended December 31, 1999 totaled $10.1 million, representing a $409,000 increase from the $9.7 million for the same period a year ago. The increase in interest expense was due primarily to the $48.6 million increase in the average balance of interest-bearing liabilities to $437.6 million for the six months ended December 31, 1999, substantially offset by the 37 basis point decrease in the average cost of interest-bearing liabilities to 4.62% for the current period. Interest expense on deposit accounts increased to $7.4 million for the six months ended December 31, 1999 from $6.8 million for the same period a year ago. This increase was due to the $49.1 million increase in the average balance of deposit accounts to $341.2 million for the six months ended December 31, 1999, partially offset by the 33 basis point decrease in the average cost of deposits to 4.35% for the current period. Interest expense on borrowings declined to $2.7 million for the six months ended December 31, 1999 from $2.9 million for the same period a year ago due primarily to the 30 basis point decline in the average cost of borrowings to 5.61% for the six months ended December 31, 1999.

Analysis of Net Interest Income
-------------------------------

      The following table sets forth average interest rates on the Company's interest-earning assets and interest-bearing liabilities for the three month and six month periods ended December 31, 1999 and December 31, 1998 (dollars are in thousands and average balances are based on month-end amounts):

                                            FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                    DECEMBER 31,                        DECEMBER 31,
                                              1999              1998            1999               1998
                                        ---------------   ---------------   --------------    ----------------
                                        AVERAGE   YIELD   AVERAGE   YIELD   AVERAGE  YIELD    AVERAGE   YIELD
                                        BALANCE   RATE    BALANCE   RATE    BALANCE  RATE     BALANCE   RATE
ASSETS:
  Interest-earning assets:
    Loans receivable                    $369,113  7.56%   $345,125  7.79%   $364,132  7.55%   $326,667   7.75%
    Mortgage-backed securities            58,811  6.59      63,924  6.13      60,067  6.49      63,360   6.33
    Investment securities and other       48,808  5.93      29,886  5.74      49,316  5.78      31,931   6.28
                                        ---------         ---------         ---------         ---------
      Total interest-earning assets      476,732  7.27%    438,935  7.41%    473,515  7.23%    421,958   7.42%
  Noninterest-earning assets              16,537            14,296            16,497            13,848
                                        ---------         ---------         ---------         ---------
      Total assets                      $493,269          $453,231          $490,012          $435,806
                                        =========         =========         =========         =========
LIABILITIES AND EQUITY:
  Interest-bearing liabilities:
    Savings accounts                    $345,657  4.35%   $296,091  4.65%   $341,248  4.35%   $292,063   4.68%
    Borrowings                            94,686  5.67     110,553  5.75      96,384  5.61      96,967   5.91
                                        ---------         ---------         ---------         ---------
     Total interest-bearing liabilities  440,343  4.63%    406,644  4.95%    437,632  4.62%    389,030   4.99%
  Noninterest-bearing liabilities         19,740            15,497            19,483            15,335
  Stockholders' equity                    33,186            31,090            32,897            31,441
                                        ---------         ---------         ---------         ---------
      Total liabilities and equity      $493,269          $453,231          $490,012          $435,806
                                        =========         =========         =========         =========
  Net interest rate spread                        2.64%             2.46%             2.61%              2.43%
  Net interest margin                             2.99%             2.82%             2.96%              2.82%
  Ratio of interest-earning assets to
    interest-bearing liabilities          108.26%           107.94%           108.20%           108.46%


      The Company's average net interest spread increased to 2.64% for the three months ended December 31, 1999 as compared to 2.46% for the three months ended December 31, 1998. The increase was due primarily to the decrease in the cost of interest-bearing liabilities to 4.63% for the three months ended December 31, 1999 from 4.95% for the three months ended December 31, 1998. The decrease in the cost of interest-bearing liabilities was due to the continued increase in the average balance of core deposits (comprised of passbook, money market and interest-bearing checking accounts), which have an overall lower cost of funds, and to the replacement of matured borrowings with deposits received from the acquisition in July 1999 of $37 million in savings accounts from Citibank. This decrease in the average cost of interest-bearing liabilities was partially offset by the decrease in the overall yield on interest-earning assets to 7.27% for the three months ended December 31, 1999 from 7.41% for the same period a year ago primarily due to the impact of lower interest rates for a majority of calendar 1999 resulting in lower initial yields on new loans funded and the overall reduction in indices related to the Company's adjustable-rate mortgage loans.

      The overall yield on interest-earning assets declined by 14 basis points to 7.27% for the three months ended December 31, 1999. The majority of the decline was the result of the decrease in the average yield on loans receivable to 7.56% for the three months ended December 31, 1999 from 7.79% for the three months ended December 31, 1998. This decrease in yield was due primarily to the decline in the COFI index which, on average, was 25 basis points lower during the three months ended December 31, 1999 as compared to the same period a year ago. The Company's adjustable rate loan portfolio comprises approximately 76% of the total loan portfolio and the adjustable rate loans indexed to COFI comprise 44% of total loans. The average yield on mortgage-backed securities improved to 6.59% for the three months ended December 31, 1999 as compared to 6.13% for the three months ended December 31, 1998 due primarily to the reduction in the amortization of premiums related to the reduction in prepayment speeds resulting from rising interest rates. The average yield on investment securities and other securities increased slightly to 5.93% for the three months ended December 31, 1999 from 5.74% for three months ended December 31, 1998. The Company's overall yield was slightly depressed as the average balance of investment and other securities comprised over 10.2% of total interest-earning assets during the three months ended December 31, 1999 as compared to approximately 6.8% for the comparable period a year ago. This increase was due to the maintenance of higher short-term investments received from the Citibank deposit acquisition through the Y2K period.

      The average yield on interest-earning assets declined to 7.23% for the six months ended December 31, 1999 from 7.42% for the same period a year ago. The decline in the overall yield was primarily the result of the 20 basis point decline in the yield on the loan portfolio which decreased to 7.55% for the six months ended December 31, 1999. The decline in the yield on the loan portfolio was due to the aforementioned lower rates on COFI-based adjustable loans. The yield on mortgage-backed securities improved slightly to 6.49% for the six months ended December 31, 1999 from 6.33% for the same period a year ago due to the decrease in the amortization of premiums resulting from the reduced prepayment speeds. The yield on investment and other securities was 5.78% for the six months ended December 31, 1999, representing a 50 basis points decline from the same period a year ago. This decline was primarily due to the maintenance of higher balances of short-term investments during the current period following the funds received from the deposit acquisition.

      The overall cost of interest-bearing liabilities declined to 4.63% for the three months ended December 31, 1999 from 4.95% for the same period a year ago. This was due to declines in both the average costs of savings accounts and borrowings. The decrease in the average cost of savings accounts to 4.35% for the three months ended December 31, 1999 from 4.65% for the same period a year ago was the result of the $34.1 million increase in the average balance of core deposits (passbook, money market and interest-bearing checking accounts), which generally have a lower cost of funds than certificates of deposit, to $127.9 million for the three months ended December 31, 1999 from $93.8 million for the same period a year ago. The growth in the core deposits was aided by the Citibank deposit acquisition which contributed approximately $13.2 million in core deposits in July 1999. The Company's average cost of borrowings decreased slightly to 5.67% for the three months ended December 31, 1999 from 5.75% for the same period a year ago as the Company renewed or paid-off existing borrowings with those of lower rates.

      For the six months ended December 31, 1999, the cost of interest-bearing liabilities decreased to 4.62%, a decline of 37 basis points from 4.99% for the same period a year ago. The overall decrease was due to the decline in both the average cost of savings accounts and of borrowings. The average cost of savings accounts declined by 33 basis points to 4.35% for the six months ended December 31, 1999 from 4.68% for the same period a year ago. The decline was due to the $37.2 million increase in average core deposits, which generally have lower interest rates, to $128.6 million for the six months ended December 31, 1999. The average cost of borrowings for the six months ended December 31, 1999 declined by 30 basis points to 5.61% for the six months ended December 31, 1999, primarily due to the replacement of matured borrowings with those of lower rates.

Provision for Loan Losses
-------------------------

      The provision for loan losses totaled $160,000 for the three months ended December 31, 1999 as compared to $210,000 for the three months ended December 31, 1998. The Company's provision for loan loss charge for the three months ended December 31, 1999 was partially due to the charge-off of $100,000 in consumer loans and to the increase in the allowance for loan losses related to the increase in the loan portfolio during the quarter. For the six months ended December 31, 1999 the provision for loan losses totaled $370,000, as compared to $479,000 for the same period a year ago. The decline from a year ago is primarily due to the decline in net charge-offs to $136,000 for the six months ended December 31, 1999 as compared to $341,000 for the same period a year ago. See "Financial Condition."

Other Income
------------

      Other income increased slightly to $577,000 for the three months ended December 31, 1999 from $493,000 for the three months ended December 31, 1998 The Company's fee income on savings accounts increased by $58,000 to $202,000 for the three months ended December 31, 1999 as compared to the same period a year ago due to the increase in core deposits and the deposit acquisition. The Company also posted $65,000 in net gains on sales of investments available for sale and for mark-to-market adjustments in the investments underlying the Company's deferred compensation plans in the three months ended December 31, 1999 as compared to a net of zero for the comparable period a year ago. For the six months ended December 31, 1999, other income increased approximately $108,000 to $1.0 million. The majority of the increase was due to increased fee income on savings accounts which increased by $108,000 to $396,000 for the six months ended December 31, 1999 from $288,000 for the same period a year ago. See " Financial Condition."

Other Expenses
--------------

      The Company's other expenses increased to $3.0 million for the three months ended December 31, 1999 as compared to $2.3 million for the three months ended December 31, 1998. The Company incurred approximately $157,000 in costs for its pending merger with IndyMac Mortgage Holdings, Inc. during the three months ended December 31, 1999. Compensation and other employee costs increased approximately $285,000 to $1.5 million for the three months ended December 31, 1999 due to additional employees, partially related to the branch office purchased from Citibank, and to the increase in stock-related compensation plans as a result of the increase in the value of the Company's common stock. All of the other categories of other expenses reflected increases due to the operation of an additional branch in the three months ended December 31, 1999 as compared to the same period a year ago. Included in other expenses was approximately $93,000 in amortization of the goodwill associated with the premiums paid on the deposits acquired from Citibank and from a prior acquisition. For the six months ended December 31, 1999, the Company's other expenses increased to $5.8 million from $4.4 million for the same period a year ago. The Company's costs for the pending merger with IndyMac totaled $387,000 for the six months ended December 31, 1999. Compensation and other employee costs increased to $3.0 million for the six months ended December 31, 1999 compared to $2.5 million for the same period a year ago due primarily to increased costs for stock-related compensation plans and additional personnel. Data processing and equipment charges increased by approximately $84,000 in the three months ended December 31, 1999 to $659,000 due primarily to the Citibank acquisition. Other operating expenses increased to $1.1 million, an increase of $320,000 due to increased amortization of goodwill related to the deposit acquisition, the initial costs to convert and acquire the deposits from Citibank, and to a lessor extent on Y2K- related issues.

Income Taxes
------------

      The Company's income taxes increased to $462,000 for the three months ended December 31, 1999 compared to $437,000 in income taxes for the three months ended December 31, 1998. The increase in taxes was primarily due to the expected non-deductibility of the $157,000 in costs incurred regarding the pending merger with IndyMac Mortgage Holdings, Inc. As a result of these non-deductible expenses, the effective tax rate for the three months ended
December 31, 1999 increased to 46.7% from 41.2% for the three months ended December 31, 1998. For the six months ended December 31, 1999, total taxes were $904,000, a $71,000 increase from the $833,000 in total taxes accrued for the same period a year ago. As for the six months ended December 31, 1999, the increase in taxes was due to the expected non-deductibility of the $387,000 in costs incurred regarding the pending merger with IndyMac. As a result, the effective tax rate for the six months ended December 31, 1999 increased to 48.5% from 41.2% for the same period a year ago.

FINANCIAL CONDITION
-------------------

      The Company's total assets increased to $489.8 million at December 31, 1999 from $468.7 million in total assets at June 30, 1999. The Company's loans receivable held for investment increased by $16.2 million to $371.2 million at December 31, 1999 compared to $355.0 million at June 30, 1999. The growth in the loan portfolio was due to the origination and purchase of $45.8 million in mortgage loans during the six months ended December 31, 1999. Due to the recent increase in interest rates, the level of prepayments declined significantly from that experienced during most of fiscal 1999. Total principal repayments on loans received during the six months ended December 31, 1999 was $27.8 million as compared to $47.0 million for the same period a year ago. The Company's investment in short-term investments and overnight federal funds sold increased to $22.1 million at December 31, 1999 from $14.4 million at June 30, 1999 primarily due to the receipt of cash from the settlement of the deposit acquisition from Citibank and the desire to maintain higher short-term investments in anticipation of a higher than normal cash need due to Y2K.

      During the six months ended December 31, 1999, the Company originated and purchased for investment a total of $42.9 million in mortgage loans as compared to the $99.4 million purchased and originated in the six month period ended December 31, 1998. In regards to the loans funded for portfolio during the six months ended December 31, 1999, approximately 94% were adjustable rate mortgage loans as fixed-rate loan rates rose significantly during the six months ended December 31, 1999 which curtailed interest in this type of loan. Also, as a result of the increase in interest rates for fixed rate mortgage loans, the Company only originated $2.9 million in loans held for sale and an equal amount in mortgage loans to the secondary market during the six months ended December 31, 1999. The total mortgage-backed securities portfolio declined to $57.6 million at December 31, 1999 from $62.6 million at June 30, 1999, primarily as a result of principal reductions as the Company only purchased $667,000 during the six months ended December 31, 1999. The Company's other assets increased during the six months ended December 31, 1999 primarily due to the $1.3 million in deposit premiums related to the Citibank acquisition.

      The Company's non-performing assets totaled $1.9 million at December 31, 1999 compared to $2.4 million at June 30, 1999. The decrease in non-performing assets was due primarily to the decrease in the balance of real estate acquired in settlement of loans which totaled $142,000 at December 31, 1999 versus $827,000 at June 30, 1999. This improvement was partially offset by the slight increase in non-performing loans to $1.8 million at December 31, 1999 from $1.5 million at June 30, 1999. This change reduced the Company's ratio of non-performing assets to total assets to 0.39% at December 31, 1999 from 0.50% at June 30, 1999.

      The following table sets forth the non-performing assets at December 31, 1999 and June 30, 1999:

                                               DECEMBER 31, 1999          JUNE 30, 1999
                                           -----------------------   ----------------------
                                                       (Dollars in thousands)
Non-accrual loans                                 $ 1,753                  $ 1,524
Real estate acquired through foreclosure              142                      827
    Non-performing assets                       --------------          --------------
                                                  $ 1,895                  $ 2,351
                                                ==============          ==============
Non-performing assets as a percent
  of total assets                                    0.39%                    0.50%
Non-performing loans as a percent
  of gross loans receivable                          0.47%                    0.43%

      The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. The Company applies the measurement provisions of SFAS No. 114, as amended by SFAS No. 118, to all loans in its portfolio with the exception of one- to four-family residential mortgage loans and consumer lines of credit which are evaluated on a collective basis for impairment. Also, loans which have delays in payments of less than four months are not necessarily considered impaired unless other factors apply to the loans. The accrual of interest income on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan. For those loans which are reviewed individually for impairment, at December 31, 1999, the Company had classified one loan totaling $185,000 as impaired with no specific reserves and had no such loans classified as impaired at June 30, 1999 with no specific reserves as determined in accordance with SFAS No. 114, as amended by SFAS No.
118. In addition, the Company had $1.6 million and $1.5 million at December 31, 1999 and June 30, 1999, respectively, in impaired loans, which were collectively evaluated for impairment with $256,000 and $238,000 in reserves set aside as of December 31, 1999 and June 30, 1999, respectively. The average recorded investment in impaired loans, inclusive of those evaluated collectively, during the six months ended December 31, 1999, was $1.6 million, whereas, the average for the twelve months ended June 30, 1999 was $1.9 million.

      The Company, in consideration of the current economic environment and the condition of the loan portfolio, maintained the allowance for loan losses at December 31, 1999 at $2.1 million. Although loans on non-accrual status have increased slightly to $1.8 million at December 31, 1999 from $1.5 million at June 30, 1999, the allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The Company's non-performing loans are primarily made up of one- to four-family residential mortgage loans.

      The following table sets forth the activity in the Company's allowance for loan losses for the six months ended December 31, 1999:


                                                   ACTIVITY FOR THE SIX MONTHS ENDED
                                                          DECEMBER 31, 1999
                                               ----------------------------------------
                                                        (Dollars in thousands)

Balance at June 30, 1999                                     $  1,845
Add:
    Provision for loan losses                                     370
    Recoveries of previous charge-offs                              9
Less:
    Charge-off of consumer loans                                  144
    Charge-off of real estate loans                                 0
                                                       -----------------
Balance at December 31, 1999                                 $  2,080
                                                       =================

      The Company's total liabilities increased to $456.0 million at December 31, 1999 from $436.4 million at June 30, 1999. Total deposit accounts increased $34.1 million to $358.2 million at December 31, 1999 from $324.1 million at June 30, 1999, primarily as a result of the acquisition of deposit accounts from Citibank in July 1999. The Company decreased its borrowings from the FHLB by $14.1 million during the three months ended December 31, 1999 as the Company used a portion of the cash received from the acquisition of the Citibank deposits to allow maturing short-term FHLB borrowings to roll off. Also, an additional $14.0 million in FHLB borrowings which matured during the six months ending December 31, 1999 were renewed into five-year terms to assist in the lengthening of the average life of the Company's liabilities and lessen its interest-rate sensitivity. The Company continues to utilize FHLB advances and securities sold under agreements to repurchase as part of its asset and liability management strategy.

      The Company's stockholders' equity increased to $33.8 million at December 31, 1999 from $32.4 million at June 30, 1999 primarily as a result of the net earnings for the six months ending December 31, 1999 and due to the exercise of approximately 45,000 in vested options in December 1999. The common stock issued on behalf of the exercised options was from the Company's treasury stock.

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

      The Association, by regulation, must maintain its liquidity ratio at no less than 4.0% of deposits and short-term borrowings. Liquidity represents cash and the majority of the Company's investments which are not committed or pledged to specific liabilities. The Association's average liquidity ratio for December 31, 1999 and December 31, 1998 was 17.84% and 15.56%, respectively.

COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------

      At December 31, 1999, there were no material changes to the Company's commitments or contingent liabilities from the period ended June 30, 1999 as discussed in the Company's notes to the consolidated financial statements reflected in the audited consolidated financial statements of SGV Bancorp, Inc., for the year ended June 30, 1999 included in the Annual Report on Form 10-K for the year ended June 30, 1999. At December 31, 1999, the Company had outstanding commitments to originate or purchase mortgage loans of $1.8 million, as compared to $4.8 million at June 30, 1999.

REGULATORY CAPITAL
------------------

      The Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio. The core capital requirement has been effectively increased to 4% because the prompt corrective action legislation provides that institutions with less than 4% core capital will be deemed "undercapitalized". In addition, the OTS, under the prompt corrective action regulation can impose various constraints on institutions depending on their level of capitalization ranging from well-capitalized to critically undercapitalized. At December 31, 1999, the Association was considered "well-capitalized".

      The Association was in compliance with the capital requirements in effect as of December 31, 1999. The following table reflects the required ratios and the actual capital ratios of the Association at December 31, 1999:

                                                                                CAPITAL
                                                                      ---------------------------
                                    ACTUAL     REQUIRED     EXCESS       ACTUAL       REQUIRED
                                    CAPITAL    CAPITAL      AMOUNT      PERCENT       PERCENT
                                  ----------- ----------  ----------  -----------   -------------
                                        (Dollars in thousands)
        Tangible                  $ 31,535     $ 7,339    $ 24,196       6.45%          1.50%

        Core                      $ 31,535     $19,570    $ 11,965       6.45%          4.00%

        Risk-based                $ 33,359     $21,054    $ 12,305      12.68%          8.00%

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT
--------------------------------------------------------------

      In addition to historical information, this Form 10-Q may include forward-looking statements based on current management expectations. The Company's actual results could differ materially from management's expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the
Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business of the Company are included in detail in the Company's Form 10-K for the fiscal year ended June 30, 1999.

YEAR 2000
---------

      As of January 31, 2000, the Company has experienced no disruptions or problems regarding the year 2000 changeover. As part of the Company's Y2K plan, on January 1, 2000, the Company tested and sampled internal systems including its primary third-party data processor, telecommunication systems, automated teller machines and related third-party vendors supporting these machines, various third-party software applications and the Company's ability to interface with its correspondent banks such as the Federal Reserve Bank of San Francisco. All sampling and testing completed on January 1, 2000 indicated all systems were operating as normal. Through January 31, 2000, all of the Company's internal hardware and software continue to operate as normal and to-date, and to the Company's knowledge, all vendors utilized by the Company in its daily operations are operating normally and have not indicated any Y2K anomalies.

      As of January 31, 2000, there has been no indication of any misstatement or misrepresentation of any deposit or loan customer financial position based upon the records of the Company. Also, from the deposit or loan customers perspective, no customers have advised the Company that they are having any Y2K-related issues which would present any financial exposure to the Company.

      The Company will continue to monitor and oversee all internal operations and be in contact with its vendors regarding the upcoming dates (such as February 29, 2000) which are identified as presenting potential Y2K issues. Based upon the successful transition through the January 1, 2000 rollover period and the previously conducted testing, the Company does not anticipate any significant problems to arise.

      The Company's expenditures for the Y2K effort total approximately $222,000 through December 31, 1999, which is below the expected total of $260,000 (these costs exclude approximately $700,000 in hardware and software purchased in
1997). A significant portion of the estimated costs incurred for the Y2K effort was the use of internal staff resources which totaled approximately $168,000. The Company does not expect to incur any material costs over the next few months in regards to Y2K.

RECENT LEGISLATION
------------------

      Recent legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Company, that existed prior to May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired the Company. Accordingly, it is likely that after the consummation of the Company's acquisition by IndyMac Mortgage Holdings, Inc., IndyMac will not be entitled to engage in the unrestricted activities in which the Company is currently authorized to engage.

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

      As of December 31, 1999, the Association's Sensitivity Measure, as measured by the Association, was 1.61%. The Sensitivity Measure as measured by the OTS, will not be available until later in the first quarter of calendar 2000. Historically, the differences between the two measurements are partially attributed to differences in assigning various prepayment rates, decay rates and discount rates. The Association compares the results from the OTS with its internally generated results and provides the Board of Directors a comparison to determine if there is any additional risk.

      In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from changes in interest rates. These measures are used in conjunction with NPV measures to identify potential interest rate risk. The Association projects net interest income for the next 12-month period, based upon certain specific assumptions. For the years ended June 30, 1999, 1998 and 1997, the forecasted net interest income in the existing rate environment (held constant for the period) for interest rate risk management purposes was $11.5 million, $10.2 million, and $8.1 million, respectively, compared to the actual net interest income recorded of $12.4 million, $10.9 million, and $9.6 million, respectively.

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

      The following table sets forth, at December 31, 1999 and June 30, 1999, an analysis of the Association's internal report of its interest rate risk measured by the estimated changes in the NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-300 basis points, measured in 100 basis point increments).

           CHANGE IN                   NET PORTFOLIO VALUE - DECEMBER 31, 1999
         INTEREST RATES       ---------------------------------------------------------
         IN BASIS POINTS                                              NPV AS A % OF
          (RATE SHOCK)                              CHANGE            PRESENT VALUE
                                   AMOUNT              $                  ASSETS
                              --------------    ---------------    --------------------
                                             (DOLLARS IN THOUSANDS)

              300                $  26,988        $  (14,555)              5.69%
              200                   32,536            (9,007)              6.74%
              100                   37,391            (4,152)              7.63%
               --                   41,544                 -               8.35%
             (100)                  42,867             1,323               8.55%
             (200)                  41,017              (527)              8.16%
             (300)                  39,858            (1,686)              7.90%

           CHANGE IN                     NET PORTFOLIO VALUE - JUNE 30, 1999
         INTEREST RATES       ---------------------------------------------------------
         IN BASIS POINTS                                              NPV AS A % OF
          (RATE SHOCK)                              CHANGE            PRESENT VALUE
                                   AMOUNT              $                  ASSETS
                              --------------    ---------------    --------------------
                                             (DOLLARS IN THOUSANDS)

              300                $  26,429        $  (14,378)              5.68%
              200                   32,065            (8,742)              6.79%
              100                   36,939            (3,868)              7.71%
               --                   40,807                 -               8.41%
             (100)                  39,691            (1,115)              8.28%
             (200)                  39,976              (831)              8.29%
             (300)                  41,642               836               8.55%

      At December 31, 1999, the Association was generally more sensitive to rising interest rates than was evident at June 30, 1999. Although there has been an increase in the overall interest rate environment from June 30, 1999, the increased sensitivity resulting from these higher interest rates have been partially offset by the increase in core deposits, primarily due to the deposit acquisition, and the replacement of $14 million in short-term borrowings with those of longer terms. In comparing the Association's NPV as a percent of present value assets in the current interest rate environment for December 31, 1999 and June 30, 1999, the ratios reflect a very slight decline to 8.35% from 8.41%. Also, the changes evident in the falling interest rate environments are primarily due to changes in the estimated decay rates of core deposits.

      In regards to the application of the above analysis on the pending merger with IndyMac, the figures presented above are only intended to provide an indication of relative interest rate sensitivity of the Association at December 31, 1999 and June 30, 1999. As defined in the original merger agreement dated July 12, 1999 and the amended and restated merger agreement, dated October 25, 1999, there are several adjustments which must be considered before arriving at an overall NPV which can be used as outlined in the merger agreement. Such adjustments include, but are not limited to, the additional equity of the holding company (adjusted for intercompany eliminations), exercise of stock options, expenses incurred in connection with the pending merger and a review of the assumptions used in developing the NPV analysis.

      Although the Company does provide IndyMac with an analysis of the Association's NPV on a periodic basis (including the NPV analysis as of December 31, 1999) and provides a summary of the adjustments for items as outlined in the merger agreement, IndyMac has twenty business days to review this adjusted NPV and question or comment on the analysis. The December 31, 1999 NPV analysis is currently undergoing this review process. For further information on NPV in context with the pending merger, please refer to the merger agreements as noted above.

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

Item 2.     Changes in Securities
            ---------------------
                  None.

Item 3.     Defaults in Securities
            ----------------------
                  None.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

      The Company held its Annual Meeting of Shareholders on November 18, 1999. At the Annual Meeting, the shareholders elected Thomas A. Patronite and John D. Randall to three-year terms. Directors Royce A. Stutzman, Barrett G. Andersen, Irven G. Reynolds and Benjamin S. Wong have terms of office that continued after the Annual Meeting. The shareholders also ratified the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ending June 30, 2000.

      The vote on each matter was as follows:

1. For Directors:                                                    BROKER
                                    FOR      WITHHELD    ABSTAIN    NON-VOTES
Thomas A. Patronite              1,962,359    13,514        --         --
John D. Randall                  1,962,359    13,514        --         --

2. Other Matters:

Ratification of the appointment
of Deloitte & Touche LLP as
independent auditors for the
Company                          1,969,028     3,240       3,605       --

      The Company held a Special Meeting of Shareholders on December 14, 1999. At this Special Meeting, the shareholders approved the Amended and Restated Agreement and Plan of Merger by and between SGV Bancorp, Inc. and IndyMac Mortgage Holdings, Inc.

Approval of the Amended and                                            BROKER
Restated Agreement and Plan of      FOR      AGAINST    ABSTAIN       NON-VOTES
Merger with IndyMac Mortgage
Holdings Inc.                    1,659,903    4,605      6,500           --


Item 5.    Other Information
           -----------------
                None.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

      (a)  The following exhibits are filed as part of this report:

      2.1 Agreement and Plan of Merger By and Between SGV Bancorp, Inc. and IndyMac Mortgage Holdings, Inc., Dated as of July 12, 1999**

      2.2 Amended and Restated Plan of Merger By and Between SGV Bancorp, Inc. and IndyMac Mortgage Holdings, Inc., Dated as of July 12, 1999 and Amended and Restated as of October 25, 1999 ***
      3.1  Certificate of Incorporation of SGV Bancorp, Inc. *
      3.2  Bylaws of SGV Bancorp, Inc. *
     27.0  Financial data schedule (filed herewith).
      (b)  Reports on Form 8-K none.
-------------------
* Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on March 6, 1995 and declared effective on May 9, 1995, Registration No. 33-90018.
** Incorporated by reference from the Form 8-K (File No. 000-25664) filed with the SEC on July 14, 1999.
*** Incorporated herein by reference from the appendices to the definitive merger proxy statement filed on November 5, 1999.

                                   SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SGV BANCORP, INC.




February 3, 2000                          /s/ Barrett G. Andersen
----------------------------              --------------------------------------
Date                                      Barrett G. Andersen
                                          President and Chief Executive Officer



February 3, 2000                          /s/ Ronald A. Ott
-----------------------------             --------------------------------------
Date                                      Ronald A. Ott
                                          Executive Vice President
                                          Chief Financial Officer and Treasurer