Form 10-Q
period 2000-03-31
SGV BANCORP INC
filed 2000-05-15
CIK 940511

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000
                                      or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

                   Commission File Number 0-25664

SGV BANCORP, INC.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

DELAWARE                                                          95-4524789
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                (I. R. S. Employer
or organization)                                             Identification No.)

225 NORTH BARRANCA STREET, WEST COVINA, CALIFORNIA                     91791
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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,221,871 shares of common stock, par value $0.01 per share, were outstanding as of May 9, 2000.

                              SGV BANCORP, INC.
                                  FORM 10-Q
                                    INDEX


PART I      FINANCIAL INFORMATION                                       PAGE

Item 1      Consolidated Statements of Financial Condition:
            March 31, 2000 (unaudited) and June 30, 1999......................1

            Consolidated Statements of Operations (unaudited):
            For the Nine Months Ended March 31, 2000 and 1999 and for the
            Three Months Ended March 31, 2000 and 1999........................2

            Consolidated Statements of Cash Flows (unaudited):
            For the Nine Months Ended March 31, 2000 and 1999.................3

            Notes to Consolidated Financial Statements........................5

Item 2      Management's Discussion and Analysis of
            Results of Operations and Financial Condition.....................7

Item 3      Quantitative and Qualitative Disclosure Regarding Market Risk....16

PART II     OTHER INFORMATION

Item 1      Legal Proceedings................................................20

Item 2      Changes in Securities............................................20

Item 3      Defaults Upon Senior Securities..................................20

Item 4      Submission of Matters to a Vote of Security Holders..............20

Item 5      Other Information................................................20

Item 6      Exhibits and Reports on Form 8-K.................................20

SIGNATURES  .................................................................21




SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)
-------------------------------------------------------------------------------------------------------
                                                                            MARCH 31,         JUNE 30,
                                                                              2000              1999
                                                                           (Unaudited)

ASSETS:
 Cash and cash equivalents, including short-term bank obligations of
  $4,615 at March 31, 2000 and $4,940 at June 30, 1999                     $     9,919     $     9,515
 Investment securities available for sale, amortized cost of $37,557
  at March 31, 2000 and $26,109 at June 30, 1999                                36,878          25,816
 Mortgage-backed securities available for sale, amortized cost of
  $22,129 at March 31, 2000 and $25,326 at June 30, 1999                        21,360          24,871
 Mortgage-backed securities held to maturity, estimated fair value of
  $37,499 at March 31, 2000 and $36,984 at June 30, 1999                        38,839          37,717
 Loans receivable held for sale                                                    832             100
 Loans receivable held for investment, net of allowance for loan losses of
  $2,024 at March 31, 2000 and $1,845 at June 30, 1999                         371,651         354,989
 Accrued interest receivable                                                     3,015           2,979
 Stock of Federal Home Loan Bank of San Francisco, at cost                       5,629           5,407
 Real estate acquired through foreclosure, net                                     738             827
 Premises and equipment, net                                                     3,389           3,166
 Prepaid expenses and other assets, net                                          4,357           3,343
                                                                          -------------   -------------
     Total assets                                                          $   496,607     $   468,730
                                                                          =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
 LIABILITIES:
 Deposit accounts                                                          $   364,462     $   324,106
 Federal Home Loan Bank advances                                                93,877         108,002
 Securities sold under agreements to repurchase
 Accrued expenses and other liabilities                                          3,404           4,251
                                                                          -------------   -------------
     Total liabilities                                                         461,743         436,359

 STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued
 Common stock, $.01 par value; 10,000,000 shares authorized;
   2,727,656 issued; 2,221,871 shares outstanding at March 31, 2000
   and 2,176,323 shares outstanding at June 30, 1999                                27              27
 Additional paid-in capital                                                     21,628          21,297
 Retained earnings, substantially restricted                                    20,932          19,236
 Accumulated other comprehensive income                                           (812)           (440)
 Deferred stock compensation                                                      (849)         (1,141)
 Treasury stock; 505,785 shares at March 31, 2000
   and 551,333 at June 30, 1999                                                 (6,062)         (6,608)
                                                                          --------------  -------------
     Total stockholders' equity                                                 34,864          32,371
                                                                          --------------  -------------
     Total liabilities and stockholders' equity                            $   496,607     $   468,730
                                                                          ==============  =============




CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

                                                        For the Three Months    For the Nine Months
                                                           Ended March 31,         Ended March 31,
                                                           2000        1999        2000       1999
INTEREST INCOME:
  Interest on loans                                     $  7,138    $  6,707    $ 20,893    $ 19,363
  Interest on investment securities                          553         403       1,724       1,051
  Interest on mortgage-backed securities                   1,001         888       2,948       2,892
  Other                                                      117          97         371         452
                                                        --------    --------    --------    --------
      Total interest income                                8,809       8,095      25,936      23,758
                                                        --------    --------    --------    --------

INTEREST EXPENSE:
  Interest on deposit accounts                             3,793       3,367      11,207      10,206
  Interest on borrowings                                   1,328       1,511       4,030       4,379
                                                        --------    --------    --------    --------
      Total interest expense                               5,121       4,878      15,237      14,585
                                                                                --------    --------

Net interest income before provision for loan losses       3,688       3,217      10,699       9,173
PROVISION FOR LOAN LOSSES                                    150         280         520         759
                                                        --------    ---------   --------    --------
Net interest income after provision for loan losses        3,538       2,937      10,179       8,414

OTHER INCOME (EXPENSE):
  Loan servicing and other fees                              102         132        359         428
  Deposit account fees                                       196         143        592         431
  Secondary marketing activity, net                            3          28         17          89
  Gain on sale or redemption of securities
    available for sale, net                                   58          28         94          35
  Other income                                               151         139        462         393
                                                        --------    --------    -------     -------
      Total other income                                     510         470      1,524       1,376
                                                        --------    --------    -------     -------

OTHER EXPENSES:
  Compensation and other employee expenses                 1,588       1,299      4,544       3,777
  Office occupancy                                           274         244        824         779
  Data Processing and Equipment                              312         286        971         861
  Advertising                                                 60          40        180         108
  FDIC insurance premiums                                     19          45        113         132
  Merger-related expenses                                     33                    420
  Other operating expenses                                   506         349      1,578       1,101
                                                        --------    --------    -------     -------
      Total general and administrative expenses            2,792       2,263      8,630       6,758
  Net loss (gain) on real estate acquired
    through foreclosure                                        5         (28)       (43)       (163)
                                                        --------    --------    -------     -------
      Total other expenses                                 2,797       2,235      8,587       6,595
                                                        --------    ---------   --------    -------

EARNINGS BEFORE INCOME TAXES                               1,251       1,172      3,116       3,195
INCOME TAXES                                                 516         471      1,420       1,304
                                                        --------    --------    -------    --------
      NET EARNINGS                                      $    735    $    701    $ 1,696    $  1,891
                                                        ========    ========    =======    ========
EARNINGS PER SHARE - Basic                              $   0.33    $   0.32    $  0.77    $   0.85
                                                        ========    ========    =======    ========
EARNINGS PER SHARE - Diluted                            $   0.31    $   0.31    $  0.72    $   0.82
                                                        ========    ========    =======    ========



SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
-----------------------------------------------------------------------------------------------------------------------

                                                                                             For the Nine Months
                                                                                               Ended March 31,

                                                                                           2000                1999
                                                                                   --------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                                          $   1,696           $   1,891
 Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization                                                             693                 503
   Loans originated for sale                                                              (4,336)            (16,402)
   Proceeds from sale of loans                                                             5,291              15,619
   Gain on sale of loans, net                                                                (23)               (113)
   Gain on sale of investments available for sale, net                                       (94)                (38)
   Gain on sale of mortgage-backed securities available for sale, net                                             (2)
   Federal Home Loan Bank stock dividend                                                    (222)               (198)
   Increase in prepaid expenses and other assets                                          (1,210)             (2,206)
   Amortization of deferred loan fees                                                       (103)               (224)
   Deferred loan origination costs                                                          (182)               (343)
   (Decrease) increase in accrued expenses and other liabilities                            (518)                406
   Provision for loan losses                                                                 520                 759
   Provision for (recapture of) real estate losses                                             3                 (52)
   Premium amortization, net                                                                 248                 622
   Decrease in accrued interest receivable                                                   (36)               (201)
   Other, net                                                                                163                 222
                                                                                    -------------        ------------
    Net cash provided by operating activities                                              1,890                 243

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment securities available for sale                                    (60,000)            (83,273)
 Proceeds from sale and redemption of investment securities available for sale            48,584              85,892
 Purchase of mortgage-backed securities available for sale                                                   (10,153)
 Proceeds from sale of mortgage-backed securities available for sale                                           6,931
 Purchase of mortgage-backed securities held to maturity                                  (5,531)            (15,060)
 Principal repayments on mortgage-backed securities                                        7,516              18,667
 Loans funded, net                                                                       (38,037)            (58,291)
 Loans purchased, net                                                                    (16,951)            (70,963)
 Principal repayments on loans                                                            36,266              71,714
 Proceeds from sale of real estate                                                           737               2,687
 Purchase of premises and equipment                                                         (679)               (137)
 Purchase of Federal Home Loan Bank Stock                                                                       (906)
 Other, net                                                                                 (791)                (63)
                                                                                    -------------        ------------
    Net cash used in investing activities                                                (28,886)            (52,955)







SGV BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)(Continued)
----------------------------------------------------------

                                                                         For the Nine Months
                                                                           Ended March 31,
                                                              ------------------------------------

                                                                      2000                1999
                                                              ----------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net decrease in certificate accounts                             $     (800)        $   (15,676)
 Net increase in passbook, money market savings
   NOW and non-interest-bearing accounts                               4,354              44,323
 Purchase of deposit accounts                                         36,802
 Proceeds from Federal Home Loan Bank advances                        14,000              59,500
 Repayment of Federal Home Loan Bank advances                        (28,126)            (26,097)
 Proceeds from securities sold under agreements to repurchase                              4,300
 Repayment of securities sold under agreements to repurchase                             (10,300)
 Exercise of stock options                                               479
 Purchase of treasury stock                                                               (2,547)
 Other, net                                                              691                 489
                                                              ----------------     ---------------
    Net cash provided by financing activities                         27,400              53,992

NET INCREASE IN CASH AND CASH EQUIVALENTS                                404               1,280

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         9,515              20,008
                                                              ----------------     ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $    9,919         $    21,288
                                                              ================     ===============


SUPPLEMENTAL CASH FLOW DISCLOSURES
 Cash paid during the period for:
Interest                                                          $   15,212         $    14,570
Income taxes, net                                                      1,475               1,510

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Real estate acquired through foreclosure                                 628               2,241
Change in net unrealized loss on investment securities and
  mortgage-backed securities available for sale, net of taxes           (372)                (84)


                       SGV BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000
                                 (UNAUDITED)

1.    BASIS OF PRESENTATION
      ---------------------

         The accompanying unaudited consolidated financial statements include the accounts of SGV Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings and Loan Association of San Gabriel Valley (the "Association") and its wholly-owned subsidiary, First Covina Service Company. The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring adjustments necessary for a fair presentation have been included. The results of operations for the three and nine-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

2.    EARNINGS PER SHARE
      ------------------

      Earnings per share reconciliation is as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                     INCOME              SHARES           PER SHARE
                                                   (NUMERATOR)       (DENOMINATOR)          AMOUNT


                                                          THREE MONTHS ENDED MARCH 31, 2000

BASIC EPS
  Income available to common stockholders         $     735,000        2,222,000          $   0.33
Effect of Dilutive Securities
  Incremental shares from assumed exercise
    of outstanding options                                  -            146,000             (0.02)
Diluted EPS
  Income available to common stockholders         $     735,000        2,368,000          $   0.31
                                                  ================   ==============   ===============


                                                          NINE MONTHS ENDED MARCH 31, 2000

BASIC EPS
  Income available to common stockholders         $   1,696,000        2,195,000          $   0.77
Effect of Dilutive Securities
  Incremental shares from assumed exercise
    of outstanding options                                -              157,000             (0.05)
Diluted EPS
  Income available to common stockholders         $   1,696,000        2,352,000          $   0.72
                                                  ================   ==============  ================



                                                        THREE MONTHS ENDED MARCH 31, 1999

BASIC EPS
  Income available to common stockholders         $    701,000      2,179,000        $   0.32
Effect of Dilutive Securities
  Incremental shares from assumed exercise
    of outstanding options                                -            56,000           (0.01)
Diluted EPS
  Income available to common stockholders         $    701,000      2,235,000        $   0.31
                                                  ==============  =============   =============

                                                        NINE MONTHS ENDED MARCH 31, 1999
BASIC EPS
  Income available to common stockholders         $  1,891,000      2,231,000        $   0.85
Effect of Dilutive Securities
  Incremental shares from assumed exercise
    of outstanding options                                -            74,000           (0.03)
Diluted EPS
  Income available to common stockholders         $  1,891,000      2,305,000        $   0.82
                                                  ==============  =============   =============


Comprehensive Income
--------------------

         The Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, effective July 1, 1998. The standard requires that comprehensive income and its components be disclosed in the financial statements. The Company's comprehensive income includes all items which comprise net income plus the unrealized holding losses on available-for-sale securities. For the three months and nine months ended March 2000 and 1999, the Company's comprehensive income was as follows:


                                                                      FOR THE THREE MONTHS ENDED
                                                          MARCH 31, 2000                       MARCH 31, 1999
                                                                        (Dollars in thousands)
     Net income                                                $ 735                               $ 701
     Other comprehensive loss                                    (80)                                (16)
         Total comprehensive income                            $ 655                               $ 685
                                                      =======================             =======================

                                                                       FOR THE NINE MONTHS ENDED
                                                          MARCH 31, 2000                       MARCH 31, 1999
                                                                        (Dollars in thousands)
     Net income                                              $ 1,696                             $ 1,891
     Other comprehensive loss                                   (372)                                (84)
         Total comprehensive income                          $ 1,324                             $ 1,807
                                                      =======================             =======================


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


Item 2.  Management's Discussion and Analysis of Results of Operations and
         -----------------------------------------------------------------
         Financial Condition
         -------------------

         This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K, which focuses upon relevant matters occurring during the year ended June 30, 1999. Accordingly, the ensuing discussion focuses upon the material matters at and for the three months and nine months ended March 31, 2000.

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

RECENT DEVELOPMENTS - ACQUISITION BY INDYMAC MORTGAGE HOLDINGS, INC.
--------------------------------------------------------------------

         On July 12, 1999, the Company and IndyMac Mortgage Holdings, Inc. ("IndyMac") entered into a definitive agreement pursuant to which IndyMac will acquire the Company for cash. Under the terms of the merger agreement, each share of the Company's common stock will be exchangeable for $25.00 in cash. This price may be subject to adjustment as a result of changes in the net portfolio value of certain assets and liabilities of the Company. In no event will the purchase price be reduced below $22.50 or increased above $27.50 per share. Based upon a per share price of $25.00, IndyMac will pay a total of approximately $62.5 million to acquire all of the Company's shares outstanding and subject to options. In accordance with the terms of the amended merger agreement, IndyMac will be the surviving entity of the merger. The merger has been approved by the shareholders of both companies in separate special meetings held on December 14, 1999. The merger still requires the approval of certain regulatory agencies. The merger is expected to be completed in the second quarter of calendar 2000.

RESULTS OF OPERATIONS
---------------------

         The Company posted net earnings of $735,000 for the three months ended March 31, 2000 compared to net earnings of $701,000 for the three months ended March 31, 1999. In regard to basic earnings per share, for the three months ended March 31, 2000, net earnings were $0.33 compared to net earnings of $0.32 for the three months ended March 31, 1999. For the nine months ended March 31, 2000, net earnings were $1.7 million as compared to $1.9 million for the nine months ended March 31, 1999. In regard to basic earnings per share, for the nine months ended March 31, 2000, net earnings were $0.77 compared to net earnings of $0.85 for the nine months ended March 31, 1999. The net earnings for the three and nine months ended March 31, 2000 included approximately $33,000 and $420,000, respectively, in expenses incurred in connection with the pending merger with IndyMac Mortgage Holdings, Inc. (such costs are not considered deductible under current tax laws; therefore, no tax benefit has been provided).

Net Interest Income
-------------------

         Net interest income before the provision for loan losses was $3.7 million for the three months ended March 31, 2000 compared to $3.2 million for the three months ended March 31, 1999. For the nine months ended March 31, 2000, net interest income was $10.7 million as compared to $9.2 million for the nine months ended March 31, 1999.

Interest Income
---------------

         Total interest income for the three months ended March 31, 2000 was $8.8 million, an increase of $714,000 from the comparable period a year ago. The increase in interest income was primarily due to the $28.9 million increase in the average balance of interest-earning assets to $475.9 million for the three months ended March 31, 2000 from $447.0 million for the three months ended March 31, 1999. The majority of the growth in interest-earning assets is attributed to the savings account acquisition from Citibank, California, a federal savings bank, in July 1999. The interest income on loans increased to $7.1 million for the three months ended March 31, 2000 from $6.7 million for the three months ended March 31, 1999. The increase in interest on loans was due primarily to the increase in the average balance of loans receivable outstanding to $371.9 million for the three months ended March 31, 2000 from $351.4 million for the three months ended March 31, 1999. The increase was also due to the increase in the average yield on loans receivable to 7.68% for the three months ended March 31, 2000 compared to 7.63% for the three months ended March 31, 1999. The increase in yield on the loan portfolio was partially due to the increase in the percentage of non-residential mortgage loans (normally have higher overall yields than single-family residential mortgage loans) which comprised approximately 23% of the total portfolio at March 31, 2000 versus approximately 15% at March 31, 1999. The interest income on mortgage-backed securities totaled $1.0 million for the three months ended March 31, 2000, surpassing the $0.9 million posted for the comparable period a year ago. This increase was due primarily to the increase in the average yield on mortgage-backed securities to 6.66% for the three months ended March 31, 2000 from 5.97% for the comparable period a year ago. The increase in yield was due partially to the higher interest rate environment in the three months ended March 31, 2000 resulting in a substantial decrease in prepayment speeds and therefore, a decrease in the amortization of premiums on purchased mortgage-backed securities. The interest income on investment securities and other securities increased to $670,000 for the three months ended March 31, 2000 from $500,000 for the same period a year ago primarily as a result of the increase in the average balances of such securities to $43.9 million for the three months ended March 31, 2000 from $36.1 million for the same period a year ago and due to the increase in average yield to 6.10% for the three months ended March 31, 2000 from 5.55% for the same period a year ago due primarily to the increase in short-term interest rates in the current period.

         Total interest income for the nine months ended March 31, 2000 increased to $25.9 million, representing a 9.2% increase from the $23.8 million in interest income for nine months ended March 31, 1999. The increase in interest income was due primarily to the $44.6 million increase in the average balance of interest-earning assets to $474.5 million for the nine months ended March 31, 2000. Partially offsetting this increase was the reduction in the overall yield on interest-earning assets to 7.29% for the nine months ended March 31, 2000 from 7.37% for the same period a year ago. Total interest income on loans receivable increased to $20.9 million for the nine months ended March 31, 2000, an increase of $1.5 million from the same period a year ago. This increase was due to the $32.1 million increase in the average balance of loans receivable to $366.5 million for the nine months ended March 31, 2000, partially offset by the 12 basis point reduction in the average yield to 7.60% for the current period. Interest income on the mortgage-backed securities portfolio reflected a slight increase of $56,000 to $2.9 million for the nine months ended March 31, 2000, due primarily to the increase in the average yield to 6.52% for the nine months ended March 31, 2000 from 6.21% for the same period a year ago. The increase in yield on mortgage-backed securities was primarily due to the higher interest rate environment during the last nine months as compared to the nine months ended March 31, 1999 resulting in a substantial decrease in the amortization of premiums on mortgage-backed securities and therefore, a higher overall yield. Interest on investment and other securities increased to $2.1 million for the nine months ended March 31, 2000 from $1.5 million for the same period a year ago. This increase was due to the increase in the average balance of investment and other securities to $47.6 million for the nine months ended March 31, 2000 from $33.4 million for the same period a year ago, partially offset by the 14 basis point decrease in the average yield to 5.87% for the current period. The decline in the overall yield on investment and other securities was the result of maintaining higher short-term investments as a result of the acquisition of deposits from Citibank and the desire to maintain higher liquidity in anticipation of a higher than usual need for cash due to Y2K.

Interest Expense
----------------

         Total interest expense for the three months ended March 31, 2000 was $5.1 million, an increase from the $4.9 million in interest expense for the three months ended March 31, 1999. The increase in interest expense was primarily due to the increase in the average balance of interest-bearing liabilities to $437.9 million for the three months ended March 31, 2000 as compared to $415.7 million for the three months ended March 31, 1999. Interest expense on deposit accounts increased to $3.8 million for the three months ended March 31, 2000 from $3.4 million for the same period a year ago. This increase was related to the $35.5 million increase in the average balance of interest-bearing deposit accounts to $343.4 million for the three months ended March 31, 2000 due primarily to the acquisition of $35 million in interest-bearing deposit accounts from Citibank in July 1999. The increase in interest expense was also due to the slight increase in the average cost of deposit accounts to 4.42% for the three months ended March 31, 2000 from 4.37% for the same period a year ago. Interest expense on borrowings decreased by $183,000 to $1.3 million for the three months ended March 31, 2000 due to the $13.3 million decrease in the average balance of borrowings to $94.5 million for the three months ended March 31, 2000. The Company reduced its borrowings in the current period primarily as a result of the cash received from the deposit acquisition from Citibank in July 1999.

         Total interest expense for the nine months ended March 31, 2000 was $15.2 million, representing a $652,000 increase from the $14.6 million total for the same period a year ago. The increase in interest expense was due primarily to the $40.7 million increase in the average balance of interest-bearing liabilities to $437.8 million for the nine months ended March 31, 2000, substantially offset by the 26 basis point decrease in the average cost of interest-bearing liabilities to 4.64% for the current period. Interest expense on deposit accounts increased to $11.2 million for the nine months ended March 31, 2000 from $10.2 million for the same period a year ago. This increase was due to the $45.0 million increase in the average balance of deposit accounts to $342.0 million for the nine months ended March 31, 2000, partially offset by the 21 basis point decrease in the average cost of deposits to 4.37% for the current period. Interest expense on borrowings declined to $4.0 million for the nine months ended March 31, 2000 from $4.4 million for the same period a year ago due to the $4.3 million decline in the average balance of borrowings to $95.8 million for the nine months ended March 31, 2000 and to the 22 basis point decline in the average cost of borrowings to 5.61% for the nine months ended March 31, 2000.

Analysis of Net Interest Income
-------------------------------

         The following table sets forth average interest rates on the Company's interest-earning assets and interest-bearing liabilities for the three month and nine month periods ended March 31, 2000 and March 31, 1999 (dollars are in thousands and average balances are based on month-end amounts):

                                             FOR THE THREE MONTHS ENDED                    FOR THE NINE MONTHS ENDED
                                                      MARCH 31,                                    MARCH 31,
                                             2000                   1999                  2000                   1999
                                     AVERAGE      YIELD     AVERAGE      YIELD     AVERAGE      YIELD     AVERAGE     YIELD
                                     BALANCE      RATE      BALANCE      RATE      BALANCE      RATE      BALANCE      RATE

ASSETS:
  Interest-earning assets:
    Loans receivable                  $371,885      7.68%    $351,441      7.63%    $366,523      7.60%    $334,428     7.72%
    Mortgage-backed securities          60,101      6.66       59,472      5.97       60,327      6.52       62,103     6.21
    Investment securities and
     other                              43,935      6.10       36,067      5.55       47,617      5.87       33,362     6.01
      Total interest-earning
       assets                          475,921      7.40%     446,980      7.24%     474,467      7.29%     429,893     7.37%
  Noninterest-earning assets            16,284                 16,634                 16,445                 14,463
      Total assets                    $492,205               $463,614               $490,912               $444,356
                                    ===========            ===========           ============           ============

LIABILITIES AND EQUITY:
  Interest-bearing liabilities:
    Savings accounts                  $343,375      4.42%    $307,882      4.37%    $341,976      4.37%    $297,000     4.58%
    Borrowings                          94,522      5.62      107,785      5.61       95,825      5.61      100,102     5.83
      Total interest-bearing
       liabilities                      437,897     4.68%     415,667      4.69%     437,801      4.64%     397,102     4.90%
  Noninterest-bearing liabilities       19,995                 16,426                 19,740                 15,747
  Stockholders' equity                  34,313                 31,521                 33,371                 31,507
      Total liabilities and equity    $492,205               $463,614               $490,912               $444,356
                                    ===========            ===========           ============           ============

  Net interest rate spread                          2.72%                  2.55%                  2.65%                 2.47%
  Net interest margin                               3.10%                  2.88%                  3.01%                 2.85%
  Ratio of interest-earning assets to
   interest-bearing liabilities         108.68%                107.53%                108.38%                108.26%

         The Company's average net interest spread increased to 2.72% for the three months ended March 31, 2000 as compared 2.55% for the three months ended March 31, 1999. The increase was due primarily to the increase in the yield on interest-earning assets to 7.40% for the three months ended March 31, 2000 from 7.24% for the three months ended March 31, 1999. The overall cost of interest-bearing liabilities was approximately the same, as the average cost for the three months ended March 31, 2000 was 4.68% as compared to the average cost of 4.69% for the same period a year ago.

         The overall yield on interest-earning assets increased by 16 basis points to 7.40% for the three months ended March 31, 2000. The increase was the result of improvements in all categories of interest-earning assets: loans, mortgage-backed securities and other investments. The average yield on loans receivable increased by 5 basis points to 7.68% for the three months ended March 31, 2000 due to the rising interest rate environment and to the approximate 50% increase in non-residential lending average balances over the current period in comparison to the same period a year ago. The Company increased its non-residential lending activities during the prior twelve months with this portion of the loan portfolio now comprising 23% of the total loan portfolio. Non-residential loans have higher yields than single-family loans, although the Company's primary portfolio product continues to be single-family lending. The average yield on mortgage-backed securities improved to 6.66% for the three months ended March 31, 2000 as compared to 5.97% for the three months ended March 31, 1999 due primarily to the reduction in the amortization of premiums related to the reduction in prepayment speeds resulting from rising interest rates. The average yield on investment securities and other securities increased to 6.10% for the three months ended March 31, 2000 from 5.55% for three months ended March 31, 1999. Although the Company increased its average balance of short-term investments received from the Citibank deposit acquisition throughout the Y2K period, the continued increase in short-term interest rates improved the overall yield of the investment portfolio.

         For the nine months ended March 31, 2000, the average yield on interest-earning assets declined to 7.29% from 7.37% for the same period a year ago. The decline in the overall yield was primarily the result of the 12 basis point decline in the yield on the loan portfolio which decreased to 7.60% for the nine months ended March 31, 2000. The decline in the yield on the loan portfolio was primarily due to the existence of lower rates on the eleventh district cost of funds index (COFI) adjustable rate mortgage loans throughout the first six months of this fiscal year as compared to the same period a year ago. Due to the recent rise in interest rates, COFI has also begun to trend upward which is expected to improve the yield on such loans which comprise approximately 44% of the total loan portfolio. The yield on mortgage-backed securities improved slightly to 6.52% for the nine months ended March 31, 2000 from 6.21% for the same period a year ago due primarily to a decrease in the amortization of premiums resulting from the reduced prepayment speeds. The yield on investment and other securities was 5.87% for the nine months ended March 31, 2000, representing a 14 basis points decline from the same period a year ago. This decline was primarily due to the maintenance of higher balances of short-term investments during the current period following the funds received from the deposit acquisition.

         The overall cost of interest-bearing liabilities declined slightly to 4.68% for the three months ended March 31, 2000 from 4.69% for the same period a year ago. This decline occurred even though the average cost of savings accounts and the average cost of borrowings both increased slightly. This was due primarily to a shift in the composition of interest-bearing liabilities, as the average balance of savings accounts as a percent of total interest-bearing liabilities increased to 78.4% for the three months ended March 31, 2000 as compared to 74.1% for the same period a year ago. Since the average cost of savings accounts is substantially lower than the average cost of borrowings, the overall result was a decline in the average cost of interest-bearing liabilities. The average cost of savings deposits increased slightly to 4.42% for the three months ended March 31, 2000 from 4.37% for the same period a year ago due to an increase in the interest rate environment. The average cost of borrowings was relatively unchanged at 5.62% for the three months ended March 31, 2000 from 5.61% for the same period a year ago.

         For the nine months ended March 31, 2000, the cost of interest-bearing liabilities decreased to 4.64%, a decline of 26 basis points from 4.90% for the same period a year ago. The overall decrease was due to the decline in both the average cost of savings accounts and of borrowings. The average cost of savings accounts declined by 21 basis points to 4.37% for the nine months ended March 31, 2000 from 4.58% for the same period a year ago. The decline was due to the $28.8 million increase in average core deposits, which generally have lower interest rates, to $130.0 million for the nine months ended March 31, 2000. The average cost of borrowings for the nine months ended March 31, 2000 declined by 22 basis points to 5.61% for the nine months ended March 31, 2000, primarily due to the replacement of matured borrowings with those of lower rates.

Provision for Loan Losses
-------------------------

         The provision for loan losses totaled $150,000 for the three months ended March 31, 2000 as compared to $280,000 for the three months ended March 31, 1999. The decline in the Company's provision for loan loss charge for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 was partially due to the establishment of a $200,000 reserve for a single-family mortgage loan during the three months ended March 31, 1999 not recurring in the current period. For the nine months ended March 31, 2000 the provision for loan losses totaled $520,000, as compared to $759,000 for the same period a year ago. The decline from a year ago is primarily due to the decline in net charge-offs to $350,000 for the nine months ended March 31, 2000 as compared to $452,000 for the same period a year ago and to the establishment of the $200,000 specific reserve not recurring in the current period. See "Financial Condition."

Other Income
------------

         Other income increased slightly to $510,000 for the three months ended March 31, 2000 from $470,000 for the three months ended March 31, 1999. The Company's fee income on savings accounts increased by $53,000 to $196,000 for the three months ended March 31, 2000 as compared to the same period a year ago due to the increase in core deposits and the deposit acquisition. The Company also posted $58,000 in net gains on sales of investments available for sale and for mark-to-market adjustments in the investments underlying the Company's deferred compensation plans in the three months ended March 31, 2000 as compared to $28,000 for the comparable period a year ago. Income from secondary marketing activities was only $3,000 for the three months ended March 31, 2000 as compared to $28,000 for the same period a year ago due primarily to the rise in interest rates resulting in a decline of fixed-rate mortgage applications. For the nine months ended March 31, 2000, other income increased approximately $148,000 to $1.5 million. The majority of the increase was due to increased fee income on savings accounts which increased by $161,000 to $592,000 for the nine months ended March 31, 2000 from $431,000 for the same period a year ago. See "Financial Condition."

Other Expenses
--------------

         The Company's other expenses increased to $2.8 million for the three months ended March 31, 2000 as compared to $2.2 million for the three months ended March 31, 1999. The Company incurred approximately $33,000 in costs for its pending merger with IndyMac Mortgage Holdings, Inc. during the three months ended March 31, 2000. Compensation and other employee costs increased approximately $289,000 to $1.6 million for the three months ended March 31, 2000 due to additional employees (in part related to the branch office purchased from Citibank) and to the increase in stock-related compensation plans as a result of the increase in the value of the Company's common stock. All of the other categories of other expenses reflected increases due to the operation of an additional branch in the three months ended March 31, 2000 as compared to the same period a year ago. Included in other expenses was approximately $92,000 in amortization of the goodwill associated with the premiums paid on the deposits acquired from Citibank and from a prior acquisition.

         For the nine months ended March 31, 2000, the Company's other expenses increased to $8.6 million from $6.6 million for the same period a year ago. The Company's costs for the pending merger with IndyMac totaled $420,000 for the nine months ended March 31, 2000. Compensation and other employee costs increased to $4.5 million for the nine months ended March 31, 2000 compared to $3.8 million for the same period a year ago due primarily to increased costs for stock-related compensation plans and additional personnel. Data processing and equipment charges increased by approximately $110,000 in the three months ended March 31, 2000 to $971,000 due primarily to the Citibank acquisition. Other operating expenses increased to $1.6 million, an increase of $477,000 due to increased amortization of goodwill related to the deposit acquisition, the initial costs to convert and acquire the deposits from Citibank, and to a lessor extent on Y2K-related issues.

Income Taxes
------------

         The Company's income taxes increased to $516,000 for the three months ended March 31, 2000 compared to $471,000 in income taxes for the three months ended March 31, 1999. The increase in taxes was primarily due to the improvement in pre-tax earnings and to the expected non-deductibility of the $33,000 in costs incurred regarding the pending merger with IndyMac Mortgage Holdings, Inc. As a result of these non-deductible expenses, the effective tax rate for the three months ended March 31, 2000 increased to 41.2% from 40.2% for the three months ended March 31, 1999. For the nine months ended March 31, 2000, total taxes were $1,420,000, as compared to $1,304,000 in total taxes accrued for the same period a year ago. In regards to the nine months ended March 31, 2000, the increase in taxes was primarily due to the expected non-deductibility of $420,000 in costs incurred regarding the pending merger with IndyMac. As a result, the effective tax rate for the nine months ended March 31, 2000 increased to 45.6% from 40.8% for the same period a year ago.

FINANCIAL CONDITION
-------------------

         The Company's total assets increased to $496.6 million at March 31, 2000 from $468.7 million in total assets at June 30, 1999. The Company's loans receivable held for investment increased by $16.7 million to $371.7 million at March 31, 2000 compared to $355.0 million at June 30, 1999. The growth in the loan portfolio was aided by the purchase of $17.0 million in mortgage loans during the nine months ended March 31, 2000. The Company was able to increase its loan portfolio even though its total volume of originations and purchases declined by more than 55% in the nine months ended March 31, 2000 as compared to the same period a year ago as the rise in interest rates also resulted in a similar decline in the level of prepayments. Total principal repayments on loans received during the nine months ended March 31, 2000 were only $36.3 million as compared to $71.7 million for the same period a year ago.

         During the nine months ended March 31, 2000, the Company originated and purchased for investment a total of $55.0 million in mortgage loans as compared to the $129.3 million purchased and originated in the nine month period ended March 31, 1999. The significant reduction in overall lending activity was due to the increase in interest rates resulting in a substantial fall-off in loan prepayments and therefore less of a need to purchase or originate loans as replacements. Also, in regards to the loans funded for portfolio during the nine months ended March 31, 2000, approximately 95% were adjustable rate mortgage loans as fixed-rate loan rates rose significantly during the nine months ended March 31, 2000 which curtailed interest in this type of loan. As a result of the increase in interest rates, the Company only originated $5.3 million in loans held for sale and sold approximately $4.3 million in mortgage loans to the secondary market or to other financial institutions during the nine months ended March 31, 2000. The total mortgage-backed securities portfolio declined to $60.2 million at March 31, 2000 from $62.6 million at June 30, 1999, primarily as a result of the $7.5 million in principal reduction partially offset by the purchase of approximately $5.5 million in adjustable-rate mortgage-backed securities during the nine months ended March 31, 2000. The Company's balance of investment securities available for sale increased by $11.1 million to $36.9 million at March 31, 2000 as the Company maintained higher short-term investments throughout the Y2K process and in consideration of higher current interest rates. The Company's other assets increased during the nine months ended March 31, 2000 primarily due to the $1.3 million in deposit premiums related to the Citibank acquisition.

         The Company's non-performing assets totaled $2.2 million at March 31, 2000 compared to $2.4 million at June 30, 1999. The slight decrease in non-performing assets was related to decreases in both the balance of real estate acquired in settlement of loans which totaled $738,000 at March 31, 2000 as compared to $827,000 at June 30, 1999 and the balance of non-performing loans which totaled $1.4 million versus $1.5 million at June 30, 1999. This change reduced the Company's ratio of non-performing assets to total assets to 0.44% at March 31, 2000 from 0.50% at June 30, 1999.

         The following table sets forth the non-performing assets at March 31, 2000 and June 30, 1999:

                                                              March 31, 2000                  June 30, 1999
                                                                           (Dollars in thousands)
Non-accrual loans                                                   $1,448                         $1,524
Real estate acquired through foreclosure                               738                            827
      Non-performing assets                                         $2,186                         $2,351
                                                              =============                  =============

Non-performing assets as a percent
  of total assets                                                     0.44%                          0.50%
Non-performing loans as a percent
  of gross loans receivable                                           0.39%                          0.43%


         The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. The Company applies the measurement provisions of SFAS No. 114, as amended by SFAS No. 118, to all loans in its portfolio with the exception of one- to four-family residential mortgage loans and consumer lines of credit which are evaluated on a collective basis for impairment. Also, loans which have delays in payments of less than four months are not necessarily considered impaired unless other factors apply to the loans. The accrual of interest income on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan. For those loans which are reviewed individually for impairment, at March 31, 2000, the Company had classified two loans totaling $346,000 as impaired with no specific reserves and had no such loans classified as impaired at June 30, 1999 with no specific reserves as determined in accordance with SFAS No. 114, as amended by SFAS No. 118. In addition, the Company had $1.1 million and $1.5 million at March 31, 2000 and June 30, 1999, respectively, in impaired loans, which were collectively evaluated for impairment with $38,000 and $238,000 in reserves set aside as of March 31, 2000 and June 30, 1999, respectively. The average recorded investment in impaired loans, inclusive of those evaluated collectively, during the nine months ended March 31, 2000, was $1.6 million, whereas, the average for the twelve months ended June 30, 1999 was $1.9 million.

         The Company, in consideration of the current economic environment and the condition of the loan portfolio, maintained the allowance for loan losses at March 31, 2000 at $2.0 million. The loans on non-accrual status have decreased slightly to $1.4 million at March 31, 2000 from $1.5 million at June 30, 1999. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The Company's non-performing loans are primarily made up of one- to four-family residential mortgage loans.

         The following table sets forth the activity in the Company's allowance for loan losses for the nine months ended March 31, 2000:

                                                                              Activity for the Nine Months Ended
                                                                                        March 31, 2000
                                                                                    (Dollars in thousands)

Balance at June 30, 1999                                                                          $1,845
Add:
    Provision for loan losses                                                                        520
    Recoveries of previous charge-offs                                                                 9
Less:
    Charge-off of consumer loans                                                                     144
    Charge-off of real estate loans                                                                  206
Balance at March 31, 2000                                                                         $2,024
                                                                                     ====================


         The Company's total liabilities increased to $461.7 million at March 31, 2000 from $436.4 million at June 30, 1999. Total deposit accounts increased $40.4 million to $364.5 million at March 31, 2000 from $324.1 million at June 30, 1999, primarily as a result of the acquisition of deposit accounts from Citibank in July 1999. The Company decreased its borrowings from the FHLB by $14.1 million during the three months ended March 31, 2000 as the Company used a portion of the cash received from the acquisition of the Citibank deposits to allow maturing short-term FHLB borrowings to roll off. Also, an additional $14.0 million in FHLB borrowings which matured during the nine months ending March 31, 2000 were renewed into five-year terms to assist in the lengthening of the average life of the Company's liabilities and lessen its interest-rate sensitivity. The Company continues to utilize

FHLB advances and securities sold under agreements to repurchase as part of its asset and liability management strategy.

         The Company's stockholders' equity increased to $34.9 million at March 31, 2000 from $32.4 million at June 30, 1999 primarily as a result of the net earnings for the nine months ending March 31, 2000 and to the exercise of approximately 45,000 in vested options in December 1999. The common stock issued on behalf of the exercised options was from the Company's treasury stock.

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

         The Association, by regulation, must maintain its liquidity ratio at no less than 4.0% of deposits and short-term borrowings. Liquidity represents cash and the majority of the Company's investments which are not committed or pledged to specific liabilities. The Association's average liquidity ratio for March 31, 2000 and March 31, 1999 was 19.12% and 16.42%, respectively.

COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------

         At March 31, 2000, there were no material changes to the Company's commitments or contingent liabilities from the period ended June 30, 1999 as discussed in the Company's notes to the consolidated financial statements reflected in the audited consolidated financial statements of SGV Bancorp, Inc., for the year ended June 30, 1999 included in the Annual Report on Form 10-K for the year ended June 30, 1999. At March 31, 2000, the Company had outstanding commitments to originate or purchase mortgage loans of $1.8 million, as compared to $4.8 million at June 30, 1999.

REGULATORY CAPITAL
------------------

         The Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio. The core capital requirement has been effectively increased to 4% because the prompt corrective action legislation provides that institutions with less than 4% core capital will be deemed "undercapitalized". In addition, the OTS, under the prompt corrective action regulation can impose various constraints on institutions depending on their level of capitalization ranging from well-capitalized to critically undercapitalized. At March 31, 2000, the Association was considered "well-capitalized".

         The Association was in compliance with the capital requirements in effect as of March 31, 2000. The following table reflects the required ratios and the actual capital ratios of the Association at March 31, 2000:

                                                                                                   CAPITAL
                                     ACTUAL          REQUIRED            EXCESS           ACTUAL            REQUIRED
                                    CAPITAL           CAPITAL            AMOUNT           PERCENT            PERCENT
                                                                (Dollars in thousands)
         Tangible                   $ 32,648           $ 7,444          $ 25,204            6.58%             1.50%

         Core                       $ 32,648          $ 19,852          $ 12,796            6.58%             4.00%

         Risk-based                 $ 34,634          $ 21,250          $ 13,384           13.04%             8.00%


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

YEAR 2000
---------

         As of April 28, 2000, the Company has experienced no disruptions or problems regarding the year 2000 changeover. As part of the Company's Y2K plan, on January 1, 2000, the Company tested and sampled internal systems including its primary third-party data processor, telecommunication systems, automated teller machines and related third-party vendors supporting these machines, various third-party software applications and the Company's ability to interface with its correspondent banks such as the Federal Reserve Bank of San Francisco. All sampling and testing completed on January 1, 2000 indicated all systems were operating as normal. Through April 28, 2000, all of the Company's internal hardware and software continue to operate as normal and to-date, and to the Company's knowledge, all vendors utilized by the Company in its daily operations are operating normally and have not indicated any Y2K anomalies.

         As of April 28, 2000, there has been no indication of any misstatement or misrepresentation of any deposit or loan customer financial position based upon the records of the Company. Also, from the deposit or loan customers perspective, no customers have advised the Company that they are having any Y2K-related issues which would present any financial exposure to the Company.

         The Company continued to monitor and oversee all internal operations and was in contact with its vendors regarding the additional Y2K dates (such as February 29, 2000 and March 1, 2000) which were identified as presenting potential Y2K issues. The Company did not experience any problems throughout these additional dates. The Company will continue to monitor its internal operations and vendors into the future, but based upon the continued successful operations to date, does not anticipate any problems to arise.

         The Company's expenditures for the Y2K effort totaled approximately $222,000, which is below the expected total of $260,000 (these costs exclude approximately $700,000 in hardware and software purchased in 1997). A significant portion of the estimated costs incurred for the Y2K effort was the use of internal staff resources which totaled approximately $168,000. The Company did not incur any material costs during the preceding three months in regards to Y2K.

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

         As of March 31, 2000, the Association's Sensitivity Measure, as measured by the Association, was 1.41%. The Sensitivity Measure as measured by the OTS, will not be available until near the end of the second quarter of calendar 2000. Historically, the differences between the two measurements are partially attributed to differences in assigning various prepayment rates, decay rates and discount rates. The Association compares the results from the OTS with its internally generated results and provides the Board of Directors a comparison to determine if there is any additional risk.

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

         The following table sets forth, at March 31, 2000 and June 30, 1999, an analysis of the Association's internal report of its interest rate risk measured by the estimated changes in the NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-300 basis points, measured in 100 basis point increments).


                CHANGE IN                                   NET PORTFOLIO VALUE - MARCH 31, 2000
                                                  ----------------------------------------------------------
             INTEREST RATES                                                                 NPV AS A % OF
             In Basis Points                                              Change            Present Value
              (Rate Shock)                            Amount                 $                  Assets
          ----------------------                  ----------------    ----------------     -----------------
                                                                   (Dollars in thousands)

                   300                                    $28,841           $(13,247)                 5.99%
                   200                                     34,068             (8,020)                 6.96%
                   100                                     38,794             (3,294)                 7.81%
                   --                                      42,088                   -                 8.37%
                  (100)                                    44,530               2,442                 8.76%
                  (200)                                    43,252               1,164                 8.49%
                  (300)                                    41,685               (403)                 8.16%


                CHANGE IN                                    NET PORTFOLIO VALUE - JUNE 30, 1999
                                                  ----------------------------------------------------------
             INTEREST RATES                                                                 NPV AS A % OF
             In Basis Points                                              Change            Present Value
              (Rate Shock)                            Amount                 $                  Assets
          ----------------------                  ----------------    ----------------     -----------------
                                                                   (Dollars in thousands)

                   300                                    $26,429           $(14,378)                 5.68%
                   200                                     32,065             (8,742)                 6.79%
                   100                                     36,939             (3,868)                 7.71%
                   --                                      40,807                   -                 8.41%
                  (100)                                    39,691             (1,115)                 8.28%
                  (200)                                    39,976               (831)                 8.29%
                  (300)                                    41,642                 836                 8.55%

         At March 31, 2000, the Association was slightly less sensitive to rising interest rates than was evident at June 30, 1999. Although there has been an increase in the overall interest rate environment from June 30, 1999, the increased sensitivity resulting from these higher interest rates have been offset by the increase in core deposits, primarily due to the deposit acquisition, the replacement of $14 million in short-term borrowings with those of longer terms and the increase in adjustable rate mortgages during the past nine months. In comparing the Association's NPV as a percent of present value assets in the current interest rate environment for March 31, 2000 and June 30, 1999, the ratios reflect a very slight decline to 8.37% from 8.41%. The declines in the Association's NPVs in rising rates is primarily due to the interest rate sensitivity of fixed-rate mortgage loans and mortgage-backed securities which comprise approximately 27% of the total assets of the Association as of March 31, 2000, although this represents a decline from the 30% ratio existing at June 30, 1999.

         In regards to the application of the above analysis on the pending merger with IndyMac, the figures presented above are only intended to provide an indication of relative interest rate sensitivity of the Association at March 31, 2000 and June 30, 1999. As defined in the original merger agreement dated July 12, 1999 and the amended and restated merger agreement, dated October 25, 1999, there are several adjustments which must be considered before arriving at an overall NPV which can be used as outlined in the merger agreement. Such adjustments include, but are not limited to, the additional equity of the holding company (adjusted for intercompany eliminations), exercise of stock options, expenses incurred in connection with the pending merger and a review of the assumptions used in developing the NPV analysis.

         Although the Company does provide IndyMac with an analysis of the Association's NPV on a periodic basis (including the NPV analysis as of March 31, 2000) and provides a summary of the adjustments for items as outlined in the merger agreement, IndyMac has twenty business days to review this adjusted NPV and question or comment on the analysis. For further information on NPV in context with the pending merger, please refer to the merger agreements as noted above.

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

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                           None.

Item 5.           Other Information
                  -----------------
                           None.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

         (a)   The following exhibits are filed as part of this report:

         2.1 Agreement and Plan of Merger By and Between SGV Bancorp, Inc. and IndyMac Mortgage Holdings, Inc., Dated as of July 12, 1999**
         2.2 Amended and Restated Plan of Merger By and Between SGV Bancorp, Inc. and IndyMac Mortgage Holdings, Inc., Dated as of July 12, 1999 and Amended and Restated as of October 25, 1999***
         3.1   Certificate of Incorporation of SGV Bancorp, Inc. *
         3.2   Bylaws of SGV Bancorp, Inc. *
        27.0   Financial data schedule (filed herewith).
         (b)   Reports on Form 8-K
                    none.

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


                                        SGV BANCORP, INC.




May 9, 2000                             /s/ Barrett G. Andersen
----------------------------            ----------------------------------------
Date                                    Barrett G. Andersen
                                        President and Chief Executive Officer



May 9, 2000                             /s/ Ronald A. Ott
----------------------------            ----------------------------------------
Date                                    Ronald A. Ott
                                        Executive Vice President
                                        Chief Financial Officer and Treasurer